Form 10-Q
period 2011-06-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2011-08-12
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on July 31, 2011 was 951,940 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$850	$—
Buildings, fixtures and improvements	4,362	—
Acquired intangible lease assets	732	—
Total real estate investments, at cost	5,944	—

Cash	519	—
Prepaid expenses and other assets	128	—
Deferred financing costs, net	146	—
Deferred offering costs	—	844
Total assets	$6,737	$844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage note payable	$2,250	$—
Accounts payable and accrued expenses	2,091	645
Total liabilities	4,341	645

Preferred stock, $0.01 par value, 50,000,000 and none authorized at June 30, 2011 and December 31, 2010, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized 594,828 and 20,000 shares issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	6	—
Additional paid-in capital	2,704	200
Accumulated deficit	(314)	(1)
Total stockholders’ equity	2,396	199
Total liabilities and stockholders’ equity	$6,737	$844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Rental income	$12	$12

Expenses:
Acquisition and transaction related	160	160
General and administrative	126	162
Total operating expenses	286	322
Operating loss	(274)	(310)

Interest expense	(3)	(3)

Net loss	$(277)	$(313)
Basic and diluted weighted average shares outstanding	230,133	125,647
Basic and diluted net loss per share	$(1.20)	$(2.49)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share and per share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2010	20,000	$—	$200	$(1)	$199
Issuance of common stock	565,828	6	5,476	—	5,482
Common stock offering costs, commissions and dealer manager fees	—	—	(2,979)	—	(2,979)
Share based compensation	9,000	—	—	—	—
Amortization of restricted shares	—	—	7	—	7
Net loss	—	—	—	(313)	(313)
Balance, June 30, 2011	594,828	$6	$2,704	$(314)	$2,396

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(313)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of restricted shares	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(33)
Accounts payable and accrued expenses	66
Net cash used in operating activities	(273)

Cash flows from investing activities:
Investment in real estate and other assets	(3,694)
Net cash used in investing activities	(3,694)

Cash flows from financing activities:
Payments of deferred financing costs	(146)
Proceeds from issuance of common stock	5,387
Proceeds from affiliates	398
Payments of offering costs and fees related to stock issuance	(1,153)
Net cash provided by financing activities	4,486
Net change in cash	519
Cash, beginning of period	—
Cash, end of period	$519

Non-Cash Investing and Financing Activities:
Mortgage note payable	$2,250

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital Healthcare Trust, Inc. (the “Company”), incorporated on August 23, 2010, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital V, LLC (the “Sponsor”) on August 24, 2010, at $10.00 per share. In May 2011, the Company had raised proceeds sufficient to break escrow in connection with its IPO.  As of June 30, 2011, the Company had 594,828 shares of common stock outstanding, including unvested restricted shares, for total gross proceeds of approximately $5.7 million. As of June 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $5.9 million based on a per share value of $10.00.

The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Healthcare Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in June 2011.  As of June 30, 2011, the Company owned two properties with an aggregate purchase price of approximately $5.9 million, comprising 22,864 square feet which were 100% occupied.

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

The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by the Sponsor, to serve as the Company’s property manager.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Development Stage Company

On May 13, 2011, the Company raised proceeds sufficient to break escrow in connection with its initial public offering on a reasonable best efforts basis.  The Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares and issued shares of common stock to its initial investors who were admitted as stockholders.  The Company purchased its first property and commenced operations on June 21, 2011, and as of such date is no longer considered to be a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.  No depreciation or amortization was recorded during the three months ended June 30, 2011, since the real estate assets acquired were completed in late June 2011.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Allocation of Purchase Price of Acquired Assets

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company’s analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, fifteen years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationships is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately 10 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that will be finalized once additional information is received. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization.  These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. As of December 31, 2010, such costs totaled approximately $0.8 million and were included in deferred offering costs in the accompanying balance sheet.  On February 18, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company’s offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole.

The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

When a stockholder requests redemption and the redemption is approved by the Company’s board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. At June 30, 2011 and December 31, 2010, no shares were eligible to be redeemed as the one-year holding requirement had not yet been met.

 Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  There have been no shares issued under the DRIP as of June 30, 2011 as the Company commenced paying distributions in August 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company did not have any derivatives outstanding as of June 30, 2011 or December 31, 2010.

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs included in stockholders’ equity at June 30, 2011 totaled approximately $3.0 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 8 – Related Party Transactions and Arrangements).

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance of share based payments (See Note 10 – Share-Based Compensation).  The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues.  Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on the Company’s financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The adoption of this guidance was effective on January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. The adoption of this guidance was effective for the Company for acquisitions occurring on or after January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

Three and Six Months Ended June 30, 2011
Real estate investments, at cost:
Land	$850
Buildings, fixtures and improvements	4,362
Total tangible assets	5,212
Acquired intangibles:
In-place leases	732
Total assets acquired	5,944
Mortgage note payable	(2,250)
Cash paid for acquired real estate investments	$3,694
Number of properties purchased	2

The Company acquires and operates commercial properties. As of June 30, 2011, all of the properties the Company owned were 100% occupied.  Buildings, fixtures and improvements of $4.4 million include $2.8 million, $0.6 million and $1.0 million provisionally assigned to buildings, fixtures and land improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third-party specialist.  The Company’s portfolio of real estate properties is comprised of the following properties as of June 30, 2011 (dollar amounts in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot

Texarkana, TX	June 2011	1	18,268	9.8	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree, AR	June 2011	1	4,596	10.3	128	1,444	8.9%	27.85
		2	22,864	10.0	$559	$5,944	9.4%	$24.45

_______________________________________________

(1)	Remaining lease term in years as of June 30, 2011, calculated on a weighted-average basis.
(2)
Annualized net operating income for the six months ended June 30, 2011 for the leases in place in the property portfolio.  Net operating income is rental income on a straight-line basis, which include tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.
(4)	Net operating income divided by base purchase price.
(5)	Annualized rental income as of June 30, 2011 for the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following table presents the pro forma information as if the acquisitions during the three and six months ended June 30, 2011 had been consummated on January 1, 2011 (amounts in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Pro forma revenues	$140	$279
Pro forma net loss	(262)	(274)
Basic and diluted loss per share	(1.14)	$(2.18)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2011.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
July 1, 2011 – December 31, 2011	$254
2012	515
2013	525
2014	536
2015	547
Thereafter	3,176
$5,553

The following table lists the tenants whose annualized rental revenue represented greater than 10% of consolidated revenues as of June 30, 2011:

Portfolio Property	Tenant	June 30, 2011
Texarkana, TX	Texarkana Surgery Center, L.P.	77.1%
DaVita, Marked Tree, AR	Renal Treatment Centers – Southeast, LP	22.9%

No other tenant represents more than 10% of the rental revenue for the period presented.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 4 — Mortgage Note Payable

The Company has a mortgage note payable secured by the Texarkana property.  The mortgage note payable bears interest at a rate of 5.50% and matures in June 2016.  Principal payments are based on a five-year amortization schedule, with the balance due on maturity.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2011 (amounts in thousands):

Future Principal Payments
July 1, 2011 – December 31, 2011	$20
2012	42
2013	45
2014	48
2015	50
Thereafter	2,045
$2,250

Note 5 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable, accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at June 30, 2011	Fair Value at June 30, 2011	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010
Mortgage notes payable	$2,250	$2,250	$—	$—

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current borrowing rates for similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 6 — Common Stock

On February 18, 2011, the Company’s IPO became effective.  As of June 30, 2011 and December 31, 2010, the Company had 594,828 and 20,000 shares of common stock outstanding from gross proceeds of $5.7 million and $0.2 million, respectively.

On May 12, 2011, the Company’s board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.001808219178 per day.  The distributions will be payable monthly to stockholders of record at the close of business each day during the prior month.  The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 8 – Related Party Transactions and Arrangements

An entity wholly owned by the Sponsor owns 20,000 shares of the Company’s outstanding common stock. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of June 30, 2011 and December 31, 2010 the Company had payables to affiliated entities of $0.5 million and $0.1 million, respectively.  The Company had accrued expenses payable to the Advisor and the Dealer Manager of $1.2 million and $0.2 million as of June 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following table details the results of the above activities (amounts in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total commissions paid to Dealer Manager	$390	$390
Less:
Commissions to participating broker dealers	(269)	(269)
Reallowance to participating broker dealers	(15)	(15)
Net to Dealer Manager (1)	$106	$106
Fees and expense reimbursements paid to Advisor	$751	$1,170
___________________________
(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

Fees Paid in Connection With the Operations of the Company

 The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

The Company will pay the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period.

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of up to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee of up to 1.0% of the gross revenues of the property managed.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and six months ended June 30, 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2011.  (amounts in thousands):

	Three and Six Months Ended June 30, 2011
	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$119	$—
Financing coordination fees	23	—

Ongoing fees:
Asset management fees (1)	—	1
Property management and leasing fees	—	—
Total related party operation fees and reimbursements	$142	$1
 _____________________________
(1)
These fees have been waived.  However, the Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

 In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs.

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with U.S. GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three or six months ended June 30, 2011 or June 30, 2010.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 9 — Economic Dependency

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

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 10 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of June 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $7,000 for the three and six months ended June 30, 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 11 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2011 (net loss in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net loss	$(277)	$(313)
Weighted average common shares outstanding	230,133	125,647
Net loss per share, basic and diluted	$(1.20)	$(2.49)

As of June 30, 2011, the Company had 9,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Acquisitions

On July 25, 2011, the Company acquired a leasehold interest in a DaVita Dialysis Center located in Rockford, Illinois for a purchase price of approximately $2.1 million, excluding acquisition and transaction-related costs.  The freestanding facility, which has a gross leasable area of approximately 7,000 square feet, is 100% leased to Total Renal Care, Inc., a subsidiary of DaVita Inc. DaVita Inc. has guaranteed the obligations under the lease. The Company funded the acquisition of the property with net proceeds from its ongoing offering.

Sales of Common Stock

As of July 31, 2011, the Company had 951,940 shares of common stock outstanding, including unvested restricted shares. Total gross proceeds from these issuances were $9.3 million. As of July 31, 2011, the aggregate value of all share issuances was $9.4 million based on a per share value of $10.00.

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to June 30, 2011	July 1 to July 31, 2011	Total
Common shares	$5,682	$3,568	$9,250

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our Advisor have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•
While we are raising capital and investing the proceeds of our ongoing initial public offering, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursements of certain expenses and fees to fund our operations.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States’ credit markets.

•	We may fail to qualify to be treated as a real estate investment trust (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We were incorporated on August 23, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On February 18, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

In May 2011, the Company had raised proceeds sufficient to break escrow in connection with our IPO.  As of June 30, 2011, we had 594,828 shares of common stock outstanding, including unvested restricted shares for total gross proceeds of approximately $5.7 million. As of June 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $5.9 million based on a per share value of $10.00.

We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced our real estate operations in June 2011.  As of June 30, 2011, we owned two properties with an aggregate purchase price of approximately $5.9 million, comprising 22,864 square feet which were 100% occupied.

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

We have retained the Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by American Realty Capital V, LLC (the “Sponsor”), to serve as our property manager. The Dealer Manager, an affiliate of the Sponsor serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on our financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective on January 1, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was effective for acquisitions occurring on or after January 1, 2011.  The adoption of this guidance did not have a material impact upon our financial position or results of operations.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

Results of Operations

We were incorporated on August 23, 2010.  We purchased our first property and commenced our real estate operations in June 2011.  As of June 30, 2011, we owned two properties with an aggregate purchase price of approximately $5.9 million, comprising 22,864 square feet which were 100% occupied.  The annualized rental income per square foot of the properties at June 30, 2011 was $24.45 with a weighted average remaining lease term of approximately 10 years.  Pursuant to the lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

As of June 30, 2011, we had one mortgage note payable secured by our Texarkana property which bears interest at a rate of 5.50% and matures in June 2016.  Principal payments are based on a five-year amortization schedule, with the balance due on maturity.

General and administrative expenses for the three and six months ended June 30, 2011 of $0.1 million and $0.2 million, respectively, primarily included board member compensation, insurance expense, audit costs and professional fees.

 Cash Flows for the Six Months Ended June 30, 2011

During the six months ended June 30, 2011, net cash used in operating activities of $0.3 million was primarily due to a net loss of $0.3 million.

The net cash used in investing activities during the six months ended June 30, 2011 of approximately $3.7 related to the acquisition of two properties in June 2011 with an aggregate purchase price of $5.9 million.  One of the properties was financed at acquisition date with a $2.3 million mortgage note payable.

Net cash provided by financing activities during the six months ended June 30, 2011 totaled approximately $4.5 million. This cash inflow consisted primarily of approximately $5.4 million from the issuance of common stock and $0.4 million of proceeds from affiliates.  These cash inflows were partially offset by $1.2 million and $0.1 million in payments related to offering costs and financing costs, respectively.

Liquidity and Capital Resources

In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  The Company received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to its initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2011.  As of June 30, 2011, we owned two properties with an aggregate purchase price of approximately $5.9 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.  Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2011, we had approximately 594,828 shares of common stock outstanding, including restricted stock for gross proceeds of approximately $5.7 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2011, we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of June 30, 2011, we had cash and cash equivalents of $0.5 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions

In May 2011, the board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.001808219178 per day.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The first distribution was paid on August 1, 2011 to stockholders of record at the close of business each day during the period commencing July 21, 2011 (30 days after the date of our first property acquisition) through July 31, 2011.   Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

Dilution

In connection with our ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. It also excludes intangible assets. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was $2.80, due to the upfront nature of incurring offering and related costs associated with our IPO. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2010 was $10.00.

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

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 37.9% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

		July 1, 2011 to	Years Ended December 31,
	Total	December 31, 2011	2012 -2013	2014-2015	Thereafter
Principal payments on mortgage notes payable	$2,250	$20	$87	$98	$2,045
Interest payments on mortgage notes payable	599	63	245	234	57
	$2,849	$83	$332	$332	$2,102

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

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital V, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 8 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of June 30, 2011, our debt included a fixed-rate mortgage note, with a carrying value of $2.3 million and a fair value of $2.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.  At June 30, 2011, we do not have any variable rate debt.  These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (file No. 333-169075), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.7	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of July 14, 2011.

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