Form 10-Q
period 2011-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2011-11-10
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

The number of outstanding shares of the registrant’s common stock on October 31, 2011 was 4,014,336 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and for the period from August 23, 2010 (date of inception) to September 30, 2010 (Unaudited)	4
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the period from August 23, 2010 (date of inception) to September 30, 2010 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Reserved	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$6,248	$—
Buildings, fixtures and improvements	52,394	—
Acquired intangible lease assets	10,802	—
Total real estate investments, at cost	69,444	—
Less: accumulated depreciation and amortization	(105)	—
Total real estate investments, net	69,339	—
Cash	2,815	—
Restricted cash	15	—
Prepaid expenses and other assets	893	—
Deferred financing costs, net	1,293	—
Deferred offering costs	—	844
Total assets	$74,355	$844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$2,500	$—
Mortgage notes payable	48,100	—
Below-market lease liabilities	557	—
Accounts payable and accrued expenses	1,132	645
Deferred rent and other liabilities	102	—
Distributions payable	134	—
Total liabilities	52,525	645
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2011; no shares authorized, issued or outstanding December 31, 2010	—	—
Common stock, $0.01 par value per share, 300,000,000 and 100,000 shares authorized, 3,079,003 and 20,000 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	31	—
Additional paid-in capital	23,460	200
Accumulated deficit	(1,661)	(1)
Total stockholders’ equity	21,830	199
Total liabilities and stockholders’ equity	$74,355	$844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Nine Months Ended	Period from August 23, 2010 (date of inception) to
	September 30, 2011	September 30, 2011	September 30, 2010
Revenues:
Rental income	$356	$368	$—
Operating expense reimbursement	80	80	—
Total revenues	436	448	—

Expenses:
Property operating	85	85	—
Operating fees to affiliates	—	—	—
Acquisition and transaction related	1,149	1,309	—
General and administrative	89	251	—
Depreciation and amortization	105	105	—
Total operating expenses	1,428	1,750	—
Operating loss	(992)	(1,302)	—
Interest expense	(126)	(129)	—
Net loss	$(1,118)	$(1,431)	$—
Basic and diluted weighted average shares outstanding	1,510,422	592,311	20,000
Basic and diluted net loss per share	$(0.74)	$(2.42)	NM

____________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2010	20,000	$—	$200	$(1)	$199
Issuance of common stock	3,045,339	31	30,203	—	30,234
Common stock offering costs, commissions and dealer manager fees	—	—	(6,998)	—	(6,998)
Common stock issued through distribution reinvestment plan	4,664	—	44	—	44
Issuance of restricted stock	9,000	—	—	—	—
Amortization of restricted stock	—	—	11	—	11
Distributions declared	—	—	—	(229)	(229)
Net loss	—	—	—	(1,431)	(1,431)
Balance, September 30, 2011	3,079,003	$31	$23,460	$(1,661)	$21,830

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended	Period from August 23, 2010 (date of inception) to
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(1,431)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	82	—
Amortization of intangibles	23	—
Amortization of deferred financing costs	11	—
Amortization of restricted shares	11	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(218)	—
Accounts payable and accrued expenses	155	—
Deferred rent and other liabilities	102	—
Net cash used in operating activities	(1,265)	—

Cash flows from investing activities:
Investment in real estate and other assets	(20,395)	—
Net cash used in investing activities	(20,395)	—

Cash flows from financing activities:
Proceeds from note payable	2,500	—
Payments of mortgage notes payable	(9)	—
Payments of deferred financing costs	(1,304)	—
Proceeds from issuance of common stock	29,559	200
Payments of offering costs and fees related to stock issuances	(6,127)	(252)
Distributions paid	(51)	—
Advances from (payments to) affiliates, net	(78)	53
Restricted cash	(15)	—
Net cash provided by financing activities	24,475	1
Net change in cash	2,815	1
Cash, beginning of period	—	—
Cash, end of period	$2,815	$1

Supplemental Disclosures:
Cash paid for interest	$109	$—
Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to acquire investments in real estate	$48,109	$—
Common stock issued through distribution reinvestment plan	44	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital Healthcare Trust, Inc. (the “Company”), incorporated on August 23, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital V, LLC (the “Sponsor”) on August 24, 2010, at $10.00 per share. In May 2011, the Company had raised proceeds sufficient to break escrow in connection with its IPO.  As of September 30, 2011, the Company had approximately 3.1 million shares of common stock outstanding, including unvested restricted shares, for total gross proceeds of approximately $30.4 million. As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $30.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Healthcare Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in June 2011.  As of September 30, 2011, the Company owned six properties with an aggregate purchase price of approximately $68.9 million, comprising 271,112 square feet which were 93.2% occupied on a weighted average basis.

Substantially all of the Company’s business will be conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 99.00% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 1.0% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for tenant improvements and acquired intangible lease assets.  Depreciation and amortization began in July 2011, because the Company acquired its first real estate asset in late June 2011.

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
September 30, 2011
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

Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company’s analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of 40 years for buildings, fifteen years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately two to 13 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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
September 30, 2011
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

The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

When a stockholder requests redemption and the redemption is approved by the Company’s board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. At September 30, 2011 and December 31, 2010, no shares were eligible to be redeemed as the one-year holding requirement had not yet been met.

 Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  As of September 30, 2011, 4,664 shares of common stock with a value of $44,000 and a par value per share of $0.01, have been issued under the DRIP.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Company did not have any derivatives outstanding as of September 30, 2011 or December 31, 2010.

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Organization and offering costs, including selling commissions and dealer manager fees, included in stockholders’ equity at September 30, 2011 totaled approximately $7.0 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 9 – Related Party Transactions and Arrangements).

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
September 30, 2011
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

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance of share based payments (See Note 11 – Share-Based Compensation).  The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows.

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
September 30, 2011
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

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Real estate investments, at cost:
Land	$5,398	$6,248
Buildings, fixtures and improvements	48,031	52,394
Total tangible assets	53,429	58,642
Acquired intangibles:
In-place leases	7,503	8,235
Above-market lease assets	2,567	2,567
Below-market lease liabilities	(557)	(557)
Total assets acquired, net	62,942	68,887
Mortgage note payable	(45,859)	(48,109)
Other liabilities assumed	(383)	(383)
Cash paid for acquired real estate investments	$16,700	$20,395
Number of properties purchased	4	6

The Company acquires and operates commercial properties. As of September 30, 2011, all of the properties the Company owned were 93.2% occupied on a weighted average basis.  Buildings, fixtures and improvements include $40.6 million, comprised of $25.2 million, $5.7 million and $9.7 million, provisionally assigned to buildings, fixtures and land improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third-party specialist.  The Company’s portfolio of real estate properties is comprised of the following properties as of September 30, 2011 (net operating income and base purchase price in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Texarkana, TX	June 2011	1	18,268	100.0%	9.6	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree, AR	June 2011	1	4,596	100.0%	10.1	128	1,444	8.9%	27.85
Davita, Rockford, IL	July 2011	1	7,032	100.0%	9.6	195	2,050	9.5%	27.87
Carson Tahoe Specialty Medical Plaza, NV	Sept. 2011	1	154,622	100.0%	6.4	2,493	28,990	8.6%	16.06
Durango Medical Plaza, NV	Sept. 2011	1	73,094	74.9%	8.0	1,900	22,887	8.3%	28.28
CareMeridian Rehabilitiation Facility, AR	Sept. 2011	1	13,500	100.0%	12.8	847	9,016	9.4%	62.74
		6	271,112	93.2%	8.2	$5,994	$68,887	8.7%	$22.70
_______________________________________________

(1)	Remaining lease term in years as of September 30, 2011, calculated on a weighted-average basis.

(2)
Annualized net operating income as of September 30, 2011 for the leases in place in the property portfolio.  Net operating income is rental income on a straight-line basis, which include tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2011 for the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following table presents the pro forma information as if the acquisitions during the three and nine months ended September 30, 2011 had been consummated on January 1, 2011 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Pro forma revenues	$2,140	$6,354
Pro forma net loss	(1,638)	(2,793)
Pro forma basic and diluted loss per share (1)	$(1.08)	$(4.72)
___________________
(1) Based on the basic and diluted weighted shares outstanding for the three and nine months ended September 30, 2011 as presented on the consolidated statements of operations.

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of October 1, 2011.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2011 – December 31, 2011	$1,403
2012	5,688
2013	5,868
2014	5,844
2015	5,757
Thereafter	26,492
$51,052

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2011:

Portfolio Property	Tenant	September 30, 2011
Carson Tahoe Specialty Medical Plaza	Carson Tahoe Regional Healthcare	27.4%
Durango Medical Plaza	San Martin Surgery Center, LLC	14.1%
CareMeridian Rehabilitation Facility	CareMerdian	13.8%
Carson Tahoe Specialty Medical Plaza	ContinueCare Hospital of Carson Tahoe	11.0%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2011.

Note 4 — Note Payable

In September 2011, the Company entered into an unsecured $2.5 million note payable with an unaffiliated third party investor. The note bears a fixed interest rate of 8.0% per annum and matures in September 2014. The note has two one-year extension options. The note requires monthly interest payments with the principal balance due at maturity. The note may be repaid at any time, in whole or in part, without premium or penalty; provided, however, that prior to the first anniversary, the Company is required to pay a prepayment fee equal to 1% of any amount prepaid. Notwithstanding the foregoing, after the initial maturity date, the lender has a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days’ notice.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company has a $2.2 million mortgage note payable secured by the Texarkana property.  The mortgage note payable bears interest at a rate of 5.50% and matures in June 2016.  Principal payments are based on a five-year amortization schedule, with the balance due on maturity.

In September 2011, the Company entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties (the “Mortgage Loan”). The Mortgage Loan will be funded in four tranches contemporaneously with the acquisition of each property in the portfolio. The Mortgage Loan has a four-year term and all tranches will be coterminous, regardless of funding date. The Mortgage Loan requires monthly interest payments with the principal balance under all mortgage loans due on the maturity date in September 2015. Each tranche of the Mortgage Loan will accrue interest at a rate set on its respective closing date. The mortgages for each of the properties will be cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral. The Mortgage Loan may be prepaid from time to time and at any time, in whole or in part, with the payment of an exit fee equal to: (i) if the aggregate mortgage loan balance is less than $90.0 million by the eighth month following the closing of the initial tranche of the mortgage loan, then 1% of the aggregate unfunded loan commitment less any amount funded to such exit date; and (ii) if the Company acquires the properties relating to the third and fourth tranches of the mortgage loan without financing under the Mortgage Loan, then 1% of the unfunded loan commitments to such exit date.

In September 2011, the Company entered into mortgage loans in connection with the initial tranche of the Mortgage Loan in an amount equal to (i) $21.8 million in respect of the Carson Tahoe Specialty Medical Plaza, (ii) $17.2 million in respect of the Durango Medical Plaza and (iii) $6.9 million in respect of the CareMeridian Rehabilitation Facility. Each mortgage loan bears an interest rate of 5.01% and matures in September 2015.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2011 (amounts in thousands):

Future Principal Payments
October 1, 2011 – December 31, 2011	$10
2012	42
2013	45
2014	48
2015	45,910
Thereafter	2,045
$48,100

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
Mortgage notes payable	$48,100	$48,136	$—	$—

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Note 7 — Common Stock

On February 18, 2011, the Company’s IPO became effective.  As of September 30, 2011 and December 31, 2010, the Company had approximately 3.1 million and 20,000 shares of common stock outstanding from gross proceeds of $30.4 million and $0.2 million, respectively.

On May 12, 2011, the Company’s board of directors authorized and the Company declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0018082192 per day.  The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011. Subsequent distributions are paid monthly to stockholders of record at the close of business each day during the prior month.

Note 8 — Commitments and Contingencies

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

Note 9 – Related Party Transactions and Arrangements

An entity wholly owned by the Sponsor owns 20,000 shares of the Company’s outstanding common stock. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of September 30, 2011 the Company had no payables to affiliated entities and as of December 31, 2010 the Company had payables to affiliated entities of $0.1 million.  The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.2 million as of September 30, 2011 and December 31, 2010, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock.

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

There were no such fees during the the period from August 23, 2010 (date of inception) to September 30, 2010. The following table details the results of the above activities for the three and nine months ended September 30, 2011 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Total commissions paid to Dealer Manager	$2,431	$2,821
Less:
Commissions to participating broker dealers	(1,688)	(1,957)
Reallowance to participating broker dealers	(177)	(192)
Net to Dealer Manager (1)	$566	$672
Fees and expense reimbursements paid to Advisor	$1,146	$2,316
___________________________

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and nine months ended September 30, 2011 or the period from August 23, 2010 (date of inception) to September 30, 2010.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

There were no such fees during the the period from August 23, 2010 (date of inception) to September 30, 2010. The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2011 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$1,055	$—	$1,174	$—
Financing coordination fees	458	—	481	—
Ongoing fees:
Asset management fees (1)	—	28	—	28
Property management and leasing fees (1)	—	6	—	6
Total related party operation fees and reimbursements	$1,513	$34	$1,655	$34
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

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three or nine months ended September 30, 2011 or the period from August 23, 2010 (date of inception) to September 30, 2010.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or nine months ended September 30, 2011 or the period from August 23, 2010 (date of inception) to September 30, 2010.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three or nine months ended September 30, 2011 or the period from August 23, 2010 (date of inception) to September 30, 2010.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 10 — Economic Dependency

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

Note 11 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO.

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $4,000 and $11,000 for the three and nine months ended September 30, 2011, respectively.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2011 and the period from August 23, 2010 (date of inception) to September 30, 2010 (net loss in thousands):

	Three Months Ended	Nine Months Ended	For the Period from August 23, 2010 (date of inception) to
	September 30, 2011	September 30, 2011	September 30, 2010
Net loss	$(1,118)	$(1,431)	$—
Weighted average common shares outstanding	1,510,422	592,311	20,000
Net loss per share, basic and diluted	$(0.74)	$(2.42)	NM
________________
NM - not meaningful

As of September 30, 2011, the Company had 9,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

As of October 31, 2011, the Company had approximately 4.0 million shares of common stock outstanding, including unvested restricted shares. Total gross proceeds from these issuances were $39.7 million. As of October 31, 2011, the aggregate value of all share issuances was $40.0 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to September 30, 2011	October 1 to October 31, 2011	Total
Common shares	$30,430	$9,287	$39,717

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
While we are raising capital and investing the proceeds of our ongoing initial public offering ("IPO"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

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

•
Our IPO, which commenced on February 18, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States’ credit markets.

•	We may fail to qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

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

In May 2011, the Company had raised proceeds sufficient to break escrow in connection with our IPO.  As of September 30, 2011, we had approximately 3.1 million shares of common stock outstanding, including unvested restricted shares, for total gross proceeds of approximately $30.4 million. As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $30.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP.

We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced our real estate operations in June 2011.  As of September 30, 2011, we owned six properties with an aggregate purchase price of approximately $68.9 million, comprising 271,112 square feet which were 93.2% occupied on a weighted average basis.

Substantially all of our business will be conducted through the OP. We are the sole general partner and holder of 99.00% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 1.0% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 13 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Results of Operations

We were incorporated on August 23, 2010.  We purchased our first property and commenced our real estate operations in June 2011.  Rental income for the three and nine months ended September 30, 2011 was approximately $0.4 million. As of September 30, 2011, we owned six properties with an aggregate purchase price of approximately $68.9 million, comprised of 271,112 square feet which were 93.2% occupied on a weighted average basis.  The annualized rental income per square foot of the properties at September 30, 2011 was $22.70 with a weighted average remaining lease term of approximately 8.2 years.

Operating expense reimbursement and property operating expense was $0.1 million and $0.1 million, respectively, for the three and nine months ended of September 30, 2011. The leases to the tenants in the Carson Tahoe Specialty Medical Plaza and the Durango Medical Plaza are net whereby the tenants are required to pay their pro rata share of all other operating expenses, in addition to base rent. Pursuant to the lease agreements in our other properties, the tenants are directly responsible for all operating costs of the respective properties.

Acquisition and transaction related expense of $1.1 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, principally related to our acquisition of four and six properties with an aggregate purchase price of approximately $62.9 million and $68.9 million, respectively.

General and administrative expenses for the three and nine months ended September 30, 2011 of $0.1 million and $0.3 million, respectively, primarily included board member compensation, insurance expense, audit costs and professional fees.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Interest expense for the three and nine months ended of September 30, 2011 of approximately $0.1 million, primarily related to mortgage notes payable of $48.1 million, including a $2.2 million mortgage note secured by our Texarkana property acquired in June 2011 and an aggregate of $45.9 million of mortgage notes payable, which are cross-collateralized by the Carson Tahoe Specialty Medical Plaza, Durango Medical Plaza and CareMeridian Rehabilitiation Facility properties acquired in September 2011. As of September 30, 2011 our mortgage notes payable had a weighted average effective interest rate of 5.1% and a weighted average maturity of 4.0 years. Interest expense also includes interest related to our unsecured note payable of $2.5 million received in September 2011, which bears interest a fixed interest rate of 8.0% and matures in September 2014.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash used in operating activities was $1.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2011 was mainly due to net loss adjusted for non-cash items of $1.3 million (net loss of $1.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and restricted shares of $0.1 million) and an increase in prepaid and other assets of $0.2 million.  This cash outflow was partially offset by an increase of $0.2 million in accounts payable and accrued expenses and deferred rent of $0.1 million.

The net cash used in investing activities during the nine months ended September 30, 2011 of approximately $20.4 million related to the acquisition of six properties with an aggregate gross purchase price of $68.9 million.  Four of the properties were financed at acquisition date with $48.1 million of mortgage note payables. We assumed $0.4 million of other liabilites in connection with the acquisitions related to tenant deposits and improvements.

Net cash provided by financing activities of $24.5 million during the nine months ended September 30, 2011 related to proceeds, net of receivables, from the issuance of common stock of $29.6 million and $2.5 million of proceeds from a note payables. These inflows were partially offset by payments related to offering costs of $6.1 million, payments related to financing costs of $1.3 million, distributions to stockholders of $0.1 million and $0.1 million of net payments to affiliated entities.

Cash Flows for the Period from August 23, 2010 (date of inception) to September 30, 2010

Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $0.2 million and affiliates of $0.1 million, partially offset by payments related to offering costs of $0.3 million.

Liquidity and Capital Resources

In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  The Company received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to its initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2011.  As of September 30, 2011, we owned six properties with an aggregate purchase price of approximately $68.9 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2011, we had approximately 3.1 million shares of common stock outstanding, including restricted stock for gross proceeds of approximately $30.4 million. In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties. In September 2011, we entered into mortgage loans aggregating $45.8 million in connection with the acquisition of the first three properties in the portfolio of 11 properties and the initial tranche of this multi-tranche mortgage loan. Thus, approximately $104.1 million of mortgage proceeds remains available to purchase the remaining eight properties in the portfolio.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2011, we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of September 30, 2011, we had cash of $2.8 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States of America ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed elsewhere in this Form 10-Q, we will use the proceeds raised in the IPO to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.

MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three months ended September 30, 2011 (in thousands), which is the first full three month period of operations since the purchase of our first property in June 2011. Items are presented net of non-controlling interest portions where applicable.

Three Months Ended
September 30, 2011
Net loss	$(1,118)
Depreciation and amortization	105
FFO	(1,013)
Acquisition fees and expenses (1)	1,149
Straight-line rent (2)	(32)
MFFO	$104
________________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)
Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

On May 12, 2011, the board of directors authorized and the Company declared a distribution rate equal to a 6.60% annualized rate based on our common stock price of $10.00.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend is calculated based on stockholders of record each day during the applicable period at a rate of $0.001808219178 per day.  The first distribution was paid on August 1, 2011 to stockholders of record at the close of business each day during the period commencing July 21, 2011 (30 days after the date of our first property acquisition) through July 31, 2011.   We have continued to pay distributions to our stockholders each month since our initial distributions payment in August 2011.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

During the three months ended September 30, 2011, distributions paid to common stockholders totaled $0.1 million, inclusive of approximately $44,000 of distributions issued under the DRIP.  As of September 30, 2011, cash used to pay our distributions was primarily generated from the sale of shares of common stock, due to acquisition and transaction related expenses incurred during the three months ended September 30, 2011.  Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

The following table shows the sources for the payment of distributions to common stockholders for the three months ended September 30, 2011 (in thousands).

	Three Months Ended
	September 30, 2011
		Percentage of Distributions
Distributions:
Total distributions	$95
Distributions reinvested	44
Distributions paid in cash	$51

Source of distributions:
Cash flows provided by operations (1)	$—	0%
Proceeds from issuance of common stock	51	100%
Total sources of distributions	$51	100%

Cash flows used in operations (GAAP basis)	$(1,265)

Net loss (in accordance with GAAP)	$(1,118)
_______________________
(1) Cash flows used in operations includes acquisition and transaction related costs of $1.1 million for the three months ended September 30, 2011.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through September 30, 2011 (in thousands):

For the Period from August 23, 2010 (date of inception) to
September 30, 2011
Distributions paid:
Common stockholders in cash	$51
Common stockholders pursuant to DRIP	44
Total distributions paid	$95

Reconciliation of net loss:
Revenues	$448
Acquisition and transaction-related	(1,309)
Depreciation and amortization	(105)
Property operating expense	(85)
Other non-operating expense	(381)
Net loss (in accordance with GAAP) (1)	$(1,432)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 69.8% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

		October 1, 2011 to	Years Ended December 31,
	Total	December 31, 2011	2012 -2013	2014-2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$48,100	$10	$87	$45,958	$2,045
Notes payable	2,500	—	—	2,500	—
	$50,600	$10	$87	$48,458	$2,045
Interest Payments Due:
Mortgage notes payable	$9,813	$618	$4,909	$4,229	$57
Notes payable	609	58	406	145	—
	$10,422	$676	$5,315	$4,374	$57

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

Related Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital V, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 9 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

 Off-Balance Sheet Arrangements

In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties. In September 2011, we entered into mortgage loans aggregating $45.9 million in connection with the acquisition of the first three properties in the portfolio of 11 properties and the initial tranche of this multi-tranche mortgage loan. Thus, approximately $104.1 million of mortgage proceeds remains available to purchase the remaining eight properties in the portfolio. This loan may be prepaid from time to time and at any time, in whole or in part, with the payment of an exit fee equal to: (i) if the aggregate mortgage loan balance is less than $90.0 million by the eighth month following the closing of the initial tranche of the mortgage loan, then 1% of the aggregate unfunded loan commitment less any amount funded to such exit date; and (ii) if we acquire the properties relating to the third and fourth tranches of the mortgage loan without financing under this loan, then 1% of the unfunded loan commitments to such exit date.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of September 30, 2011, our debt included fixed-rate mortgage notes, with a carrying value of $48.1 million and a fair value of $48.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.7 million.  At September 30, 2011, we do not have any variable rate debt.  These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.
On July 29, 2011, the Centers for Medicare and Medicaid Services, or CMS, announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012. In addition to this reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We currently do not own any skilled nursing facility assets. We have, however, entered into a purchase and sale agreement to acquire a rehabilitation facility specializing in catastrophic brain and spinal injuries located in Phoenix, Arizona that is licensed as a skilled nursing facility. The operator of this facility estimates that approximately 5% of patient revenue is from Medicaid or Medicare. The percentage of patient revenue received from Medicaid or Medicare for this facility may increase in the future and we may acquire other skilled nursing facility assets that rely on revenue from Medicaid or Medicare. This reduction in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

a.	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2011.

b.
On February 18, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-169075) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of September 30, 2011, we have issued 3.1 million shares of our common stock, inclusive of 4,664 shares issued pursuant to the DRIP, from $30.4 million of gross offering proceeds. As of September 30, 2011, we have incurred $7.0 million of cumulative offering costs in connection with the issuance and distribution of the registered securities.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2011, we have used the net proceeds from our IPO and debt financing to purchase six properties with an aggregate purchase price of approximately $68.9 million.

c.	We did not repurchase any of our securities during the nine months ended September 30, 2011, and no shares were eligible for redemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

 None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10Q.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.8
Loan Agreement by and among General Electric Capital Corporation, the lenders party thereto and the borrowers party thereto, dated as of September 19, 2011 (filed as Exhibit 10.8 to the Form 8-K on September 23, 2011)

10.9	Loan Agreement by and between CAMBR Company, Inc. and American Realty Capital Healthcare Trust, Inc., dated as of September 19, 2011 (filed as Exhibit 10.9 to the Form 8-K on September 23, 2011)
10.10	Promissory Note given by American Realty Capital Healthcare Trust, Inc. to CAMBR Company, Inc., dated as of September 19, 2011 (filed as Exhibit 10.10 to the Form 8-K on September 23, 2011)
10.11	Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and the Sellers identified therein, dated as of January 7, 2011
10.12	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLC and Rockford 1302 East State, LLC, effective as of June 23, 2011
10.13	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLLC and Westminster Texarkana, L.P., effective as of April 15, 2011
10.14	Deed of Trust and Assignment of Rents and Leases by and between Guaranty Bond Bank and ARHC SCTXRTX001, LLC, dated June 21, 2011*
10.15	Real Estate Lien Note with Balloon Payment given by ARHC SCTXRTX001, LLC to Guaranty Bond Bank, dated June 21, 2011*
10.16
First Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of August 15, 2011 (filed as Exhibit 10.8 to the Pre-Effective Amendment No.1 to Post-Effective Amendment No. 3 to Form S-11 on October 18, 2011)*

10.17
Second Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of September 14, 2011 (filed as Exhibit 10.9 to the Pre-Effective Amendment No.1 to Post-Effective Amendment No. 3 to Form S-11 on October 18, 2011)*

10.18
Third Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of September 21, 2011 (filed as Exhibit 10.10 to the Pre-Effective Amendment No.1 to Post-Effective Amendment No. 3 to Form S-11 on October 18, 2011)*

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

________________________
* Filed herewith