Form 10-K
period 2011-12-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-02-29
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2011
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169075), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $5.5 million based on a per share value of $10.00.
The number of outstanding shares of the registrant’s common stock on February 15, 2012 was 9,516,750 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2011

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and American Realty Capital Healthcare Advisors, LLC, our affiliated advisor, (the "Advisor") has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•	We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
All forward-looking statements should be read in light of the risks identified in Part I, 1tem 1A of this annual report on Form 10-K.

PART I
Item 1. Business.
We were incorporated on August 23, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
We sold 20,000 shares of common stock to American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital V, LLC (the "Sponsor") on August 24, 2010, at $10.00 per share. In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  As of December 31, 2011, we had 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP from total gross proceeds of $69.1 million. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $69.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011.  As of December 31, 2011, we owned 12 properties with an aggregate purchase price of $164.5 million, comprising 522,407 square feet which were 96.8% occupied on a weighted average basis.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). We are the sole general partner and holder of 99.00% of the units of the OP. Our Advisor is the sole limited partner and owner of 1% (non-controlling interest) of our OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by the Sponsor, to serve as our property manager. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.
Investment Objectives
We plan to implement our investment objectives as follows:

•	to acquire quality medical office buildings and healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return the investors’ capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.

Acquisition and Investment Policies
Primary Investment Focus
We intend to focus our investment activities on acquiring a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate debt backed by these types of properties. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans. We will focus primarily on investments that produce recurring income while providing investors the potential for growth.
Healthcare-related facilities include facilities leased to hospitals, rehabilitation hospitals and centers, long-term acute care centers, surgery centers, assisted living facilities, skilled nursing facilities, memory care facilities, specialty medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms.
Investing in Real Property
We expect to invest primarily in medical office buildings and healthcare-related facilities located in the United States. These investments are expected to constitute not less than 85% by value of our investments. In addition, we may invest in real estate-related debt and investments secured by, or which represent a direct or indirect interest in, the assets described above in an amount not expected to exceed 15% of the net proceeds of our IPO.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis:

Portfolio Property	Tenant	December 31, 2011	Period from August 23, 2010 (date of inception) to December 31, 2010
Reliant Rehabilitation Hospital - Dallas	Reliant Rehabilitation Hospital Dallas, LP	22.9%	—%
Carson Tahoe Specialty Medical Plaza	Carson Tahoe Regional Healthcare	11.4%	—%
Global Rehabilitation Hospital	Global Rehab San Antonio, LP	10.1%	—%
Investing In and Originating Loans
We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including collateralized mortgage-backed securities ("CMBS") and other real estate-related investments, in excess of 15% of the aggregate value of our assets as of the close of our offering period and thereafter.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
While we do not expect to invest more than 15% of the net proceeds of our IPO in real estate-related debt or investments, our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:
•the percentage of our assets that may be invested in any type or any single loan; or
•the types of properties subject to the mortgages or other loans in which we invest.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as CMBS, in excess of 15% of the net proceeds of our IPO. Any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring medical office buildings and healthcare-related facilities.
International Investments
We do not intend to invest in real estate outside of the United States or make other real estate investments related to assets located outside of the United States.
Development and Construction of Properties
We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Financing Strategies and Policies
Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), effective for our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.
Competition
The medical office building and healthcare-related facilities real estate market is highly competitive. We compete in all of our markets with other owners and operators of such real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
We have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in American Realty Capital Healthcare Trust, Inc.
We have no prior operating history or established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have no operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in August 2010. As of December 31, 2011, we had acquired 12 properties, but do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch and Kahane principally has focused on triple-net leasing, rather than the ownership and operation of real estate properties, and recently organized real estate investment programs acquiring or formed to acquire office and retail buildings in the metropolitan New York area and existing anchored, stabilized core retail properties, including power centers, lifestyle centers and grocery-anchored shopping centers. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.

Moreover, neither our Advisor nor us have any established financing sources. Presently, both we and our Advisor have been funded by capital contributions or advances from the Sponsor, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Healthcare Trust, Inc. name within the investment products market;
•expand and maintain our network of licensed securities brokers and other agents;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
Because our offering is a blind pool offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We have acquired 12 properties and have not identified any other properties or investments that we may make. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of the investments. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of medical office buildings and healthcare-related facilities. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $0.2 million in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.
There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently have not acquired any properties or other investments. Except for those investors who purchase shares in our IPO after such time as our IPO is supplemented to describe one or more investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management of our Advisor. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In these events, our ability to pay distributions to our stockholders would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments, we will hold the proceeds of our IPO in an interest bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you.
We may change our targeted investments without stockholder consent.
We expect to use substantially all the net proceeds of our IPO to acquire medical office buildings and healthcare-related facilities. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our IPO. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Our properties may be adversely affected by the current economic downturn.
The capital and credit markets have been experiencing extreme volatility and disruption for over four years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. We may be unable to raise even the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In these events, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we only sell 200,000 shares, we may be able to make only one investment. If we only are able to make one investment, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining these skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund these distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of your investment.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future, including American Realty Capital Trust, Inc., American Realty Capital New York Recovery REIT, Inc., Phillips Edison — ARC Shopping Center REIT, Inc., American Realty Capital — Retail Centers of America, Inc., American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Trust III, Inc., American Realty Capital Global Daily Net Asset Value Trust, Inc., American Realty Capital Properties, Inc. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. An affiliate of ours also has sponsored Business Development Corporation of America, which has elected to be treated as a business development company under the Investment Act of 1940. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and Advisors of other real estate investment programs, including American Realty Capital-sponsored REITS, some of which have investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which compete with us, as well as owning other business interests. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other eight American Realty Capital-sponsored REITs and their advisors. Six of the American Realty Capital-sponsored REITs, including us, have registration statements that became effective in the past 18 months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the IPO matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the Sponsor of eight other public offerings of non-traded REIT shares, and a public offering of shares for a REIT listed on the NASDAQ Capital Market, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for an offering of common stock and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the Dealer Manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, president and chief operating officer, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including our Advisor and Property Manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor and its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination distribution to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance distribution, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all those parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Risks Related to our IPO and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and3

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”
Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register ourself or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:
•the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•our liquidation or dissolution;
•certain reorganizations, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.
We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO and for a substantial period of time thereafter.
We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on the information our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO. Furthermore, the value determined by our board of directors after 18 months will be only an estimate and may not represent the actual value of your shares or the price at which a third party would be willing to purchase your shares.
You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 90% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established our offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.
Our board of directors has arbitrarily determined the selling price of the shares, and this price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because our offering price is not based upon any independent valuation, our offering price is not indicative of the proceeds that you would receive upon liquidation.
Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not make an independent review of us or our IPO. The due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of us and our IPO. If your broker-dealer does not conduct an independent review, you will not have the benefit of an independent review of us, our performance, the value of our common stock relative to publicly traded companies or the terms of our IPO.
Your interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our IPO likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our IPO will likely experience dilution of their equity investment in us. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP Units. Because the OP Units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, you should not expect to be able to own a significant percentage of our shares.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Payment of fees and distributions to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor and its affiliates will be paid substantial fees and receive substantial distributions for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating subsidiary and its subsidiaries.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells its property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our IPO’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased that property, which may lead to a decrease in the value of our assets.
Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing that indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to those properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and funds available for future acquisitions.
Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs and expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether these insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for these losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If an act of terrorism damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from that property.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis, even if some tenant leases permit us to pass through such tax increases to the tenants for payment. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
Properties may be subject to restrictions on their use that affect our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
We may use proceeds from our IPO to acquire properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Some of our properties may be located in developed areas. In these areas, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.
Delays in acquisitions of properties may have an adverse effect on your investment.
There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection and/or acquisition of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. State and federal laws in this area are constantly evolving. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, we intend to sell them for cash, if possible. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets have recently experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the recent market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken your return on investment.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.

Healthcare Industry Risks
Our real estate investments will be concentrated in medical office buildings and healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we will focus on the acquisition and ownership of medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in medical office buildings and healthcare-related facilities. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in medical office buildings and healthcare-related facilities.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we will seek to acquire are medical office buildings and healthcare-related facilities that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and amount available for distributions to you.
The properties we will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.
On July 29, 2011, the Centers for Medicare and Medicaid Services ("CMS"), announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012. In addition to this reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We currently do not own any skilled nursing facility assets. We have, however, entered into a purchase and sale agreement to acquire a rehabilitation facility specializing in catastrophic brain and spinal injuries located in Phoenix, Arizona that is licensed as a skilled nursing facility. The operator of this facility estimates that approximately 5% of patient revenue is from Medicaid or Medicare. The percentage of patient revenue received from Medicaid or Medicare for this facility may increase in the future and we may acquire other skilled nursing facility assets that rely on revenue from Medicaid or Medicare. This reduction in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.
We face increasing competition for the acquisition of properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of medical office buildings and healthcare-related facilities. The competition for medical office buildings and healthcare-related facilities may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need ("CON") to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Some tenants of our medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.
Tenants of our medical office buildings and healthcare-related facilities may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants of our medical office buildings and healthcare-related facilities may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of our senior healthcare facilities.
Operators of our senior healthcare facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators’ revenues are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our senior healthcare facility operators were unable to meet their financial obligations to us.
Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior healthcare sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our senior healthcare operations.
Recent healthcare reform legislation may affect our revenue and financial condition.
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 were signed into law. Together, the two Acts serve as the primary vehicle for comprehensive healthcare reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.
If we enter into long-term leases with tenants, those leases may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.
Risks Associated with Debt Financing
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding this limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor these increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or, replace American Realty Capital Healthcare Advisors, LLC as our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Risks Associated with Real Estate-Related Debt and Other Investments
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;
•property management decisions;
•property location and condition;
•competition from comparable types of properties;
•changes in specific industry segments;
•declines in regional or local real estate values, or occupancy rates; and
•increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
Continued disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market, as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We may allocate a percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by (a) the supply and demand for these investments, (b) the performance of the assets underlying the investments, and (c) the existence of a market for these investments, which includes the ability to sell or finance these investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

For nearly three years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets, including corporate bonds, asset-backed securities and commercial real estate bonds and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that these mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in our IPO relating to general economic conditions and owning real estate investments. If its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We may entering into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2011. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid.
We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may operate our “qualified health care properties” through one or more taxable REIT subsidiaries that lease such properties from us. We may use our taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our taxable REIT subsidiaries pursuant to the lease of our “qualified health care properties” will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified health care properties” are not properly leased to a taxable REIT subsidiary or the managers of such “qualified health care properties” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot operate any “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis through leases of such properties to health care facility operators or our taxable REIT subsidiaries. A “qualified health care property” includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A taxable REIT subsidiary that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.
Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principals in the United States of America ("GAAP"), or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.
Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years 2010 and 2011, and it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.
Distributions that we make to our stockholders generally will be taxable as ordinary income.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for taxable years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Also, our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders.
The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2011.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with such restrictions is no longer necessary in order for us to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
As of December 31, 2011, we owned 12 properties located in six states. These properties are 96.8% occupied on a weighted average basis with a weighted average remaining lease term of 12.9 years as of December 31, 2011. In the aggregate, these properties represent 522,407 rentable square feet.
The following table presents certain additional information about the properties we own at December 31, 2011 (net operating income and base purchase price in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Texarkana	Jun. 2011	1	18,268	100.0%	9.3	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	9.8	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	9.3	190	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	1	154,622	100.0%	6.1	2,491	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	76.8%	7.9	1,959	22,886	8.6%	28.96
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	12.5	847	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	23.7	3,360	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	13.1	1,483	16,526	9.1%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	8.1	858	9,966	8.6%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	11.4	594	7,359	8.1%	15.20
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	13.1	1,945	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	8.3	285	3,325	8.7%	26.18
		12	522,407	96.8%	12.9	$14,571	$164,485	8.9%	$28.30
____________________________
(1) Remaining lease term in years as of December 31, 2011, calculated on a weighted-average basis.
(2) Annualized net operating income for the three months ended December 31, 2011 for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.
(3) Contract purchase price, excluding acquisition related costs.
(4) Net operating income divided by base purchase price.
(5) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution of our portfolio as of December 31, 2011 (dollar amounts in thousands):

State	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
Arizona	1	13,500	2.6%	$847	5.7%
Arkansas	1	4,596	0.9%	128	1.0%
Illinois	2	80,334	15.4%	2,142	14.5%
Nevada	2	227,716	43.6%	4,601	31.1%
New Jersey	1	11,000	2.1%	288	1.9%
Texas	5	185,261	35.4%	6,777	45.8%
	12	522,407	100.0%	$14,783	100.0%
____________________________
(1) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash-basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2011 (in thousands):

Year	Future Minimum Base Rent Payments
2012	$13,146
2013	13,406
2014	13,506
2015	13,596
2016	13,538
2017	13,774
2018	11,612
2019	11,003
2020	10,921
2021	9,765
Thereafter	67,140
$191,407

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2011 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet. Expiring
2012	—	$—	—%	—	—%
2013	—	—	—%	—	—%
2014	4	261	1.8%	10,222	2.0%
2015	3	221	1.5%	8,149	1.6%
2016	2	250	1.7%	16,496	3.3%
2017	1	177	1.2%	7,086	1.4%
2018	7	2,826	19.1%	157,035	31.1%
2019	—	—	—%	—	—%
2020	3	1,083	7.3%	27,724	5.5%
2021	4	822	5.6%	32,877	6.5%
Total	24	$5,640	38.2%	259,589	51.4%
_________________________________
(1) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists tenants whose square footage is greater than 10% of the total portfolio square footage as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annual Rent per Square Foot
Carson Tahoe Regional Healthcare	4	103,022	20.4%	Mar. 2018	6.3	4 - 5 year options	$1,685	$16.36
Reliant Rehabilitation Hospital Dallas, LP	1	64,600	12.8%	Aug. 2035	23.7	2 - 10 year options	3,391	52.49
__________________________
(1) Remaining lease term in years as of December 31, 2011. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties
The rentable square feet or annualized net operating income of the Carson Tahoe Specialty Medical Plaza, Durango Medical Plaza, Reliant Rehabilitation Hospital - Dallas , Global Rehabilitation Hospital and the Methodist North Medical Office Building represent a significant portion of our total portfolio. The tenant concentration of these portfolios are summarized below.

Carson Tahoe Specialty Medical Plaza
The following table lists tenants in the Carson Tahoe Specialty Medical Plaza whose square footage is greater than 10% of the total portfolio square footage of the Carson Tahoe Specialty Medical Plaza as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Interior Design Center	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
Carson Tahoe Region Healthcare	4	103,022	66.6%	Mar. 2018	6.3	4 - 5 yr.	$1,685	$16.36
ContinueCare Hospital of Carson Tahoe, Inc.	1	41,435	26.8%	Mar. 2018	6.3	4 - 5 yr.	$678	$16.36
__________________________
(1) Remaining lease term in years as of December 31, 2011. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Durango Medical Plaza
The following table lists tenants in the Durango Medical Plaza whose square footage is greater than 10% of the total portfolio square footage of the Durango Medical Plaza as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Interior Design Center	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
San Martin Surgery Center, LLC	1	14,399	19.7%	May 2023	11.4	2 - 5 yr.	$866	$60.14
Anson & Higgins Plastic Surgery Associates, LLP	1	9,148	12.5%	Apr. 2018	6.3	2 - 5 yr.	$395	$43.18
__________________________
(1) Remaining lease term in years as of December 31, 2011.
(2) Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Reliant Rehabilitation Hospital - Dallas
The Reliant Rehabilitation Hospital - Dallas is comprised of 64,600 rentable square feet and is 100% leased to Reliant Rehabilitation Hospital Dallas, LP. As of December 31, 2011, the tenant has 23.7 years remaining on its lease which expires in August 2035. The lease has annualized rental income on a straight-line basis of $3.4 million, or $52.49 per rentable square foot, and contains two,10 year renewal options.

Global Rehabilitation Hospital
The Global Rehabilitation Hospital is comprised of 40,828 rentable square feet and is 100% leased to Global Rehab San Antonio, LP. As of December 31, 2011, the tenant has 13.1 years remaining on its lease which expires in January 2025. The lease has annualized rental income on a straight-line basis of $1.5 million, or $36.71 per square foot, and contains two, five year renewal options.

Methodist North Medical Office Building
The Methodist North Medical Office Building is comprised of 73,302 rentable square feet and is 100% leased to Methodist Services, Inc, under two leases. As of December 31, 2011, the tenant has 13.1 years remaining on its leases which expire in January and February of 2025. The leases have consolidated annualized rental income on a straight-line basis of $1.9 million, or $26.55 per rentable square foot, neither of which have renewal options.

Property Financings
The following table presents certain debt information about the properties we own at December 31, 2011 (dollar amounts in thousands):

Portfolio Name	Base Purchase Price (1)	Mortgage Debt	Effective Interest Rate	Maturity	Leverage Ratio (2)
Texarkana	$4,500	$2,230	5.58%	Jun. 2016	49.6%
Carson Tahoe Specialty Medical Plaza	28,990	21,751	5.08%	Sep. 2015	75.0%
Durango Medical Plaza	22,886	17,172	5.08%	Sep. 2015	75.0%
CareMeridian Rehabilitation Facility - Phoenix	9,016	6,936	5.08%	Sep. 2015	76.9%
Reliant Rehabilitation Hospital - Dallas	33,798	24,850	5.15%	Sep. 2015	73.5%
Global Rehabilitation Hospital	16,526	12,714	5.15%	Sep. 2015	76.9%
Spring Creek Medical Plaza	9,966	7,477	5.15%	Sep. 2015	75.0%
Odessa Regional Medical Center	7,359	4,047	4.09%	Dec. 2016	55.0%
Methodist North Medical Office Building	24,625	13,544	3.99%	Dec. 2016	55.0%
Total	$157,666	$110,721	4.95%		70.2%
_______________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

(2)	Mortgage debt divided by base purchase price, without regard to the $5.0 million of cash as of December 31, 2011.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.
In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to Rule 2710(f)(2)(M) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of February 15, 2012, we had 9.5 million shares of common stock outstanding held by a total of 2,683 stockholders.
Distributions
We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.
On May 12, 2011, our board of directors declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018082192 per day. On December 10, 2011, our board of directors declared an increase in the distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day beginning on January 1, 2012. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011. The following table reflects distributions paid in cash and through the DRIP to common stockholders during the year ended December 31, 2011 (in thousands):

	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
1st Quarter, 2011	$—	$—	$—
2nd Quarter, 2011	—	—	—
3rd Quarter, 2011	51	44	95
4th Quarter, 2011	325	255	580
Total 2011	$376	$299	$675
.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our affiliated Advisor agreed to waive certain fees including asset management and property management fees. We pay the Advisor an asset management fee of up to 0.75% of average invested assets and a property management fee of up to 1.5% of gross revenues. The Advisor has elected to waive its asset management and property management fees of $0.2 million related to the year ended December 31, 2011, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived relating to the year ended December 31, 2011 are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. During the year ended December 31, 2011 and for the period from August 23, 2010 (date of inception) to December 31, 2010, the Advisor did not absorb any of our general and administrative costs. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes. Any contributed capital amounts are not reimbursable to our Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest. The Advisor did not make any contributions to us for the year ended December 31, 2011 or for the period from August 23, 2010 (date of inception) to December 31, 2010.
Cash used to pay our distributions was generated mainly from funds received from the sale of our common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	—
Equity Compensation Plans not approved by security holders	—	—	500,000
Total	—	$—	500,000

Restricted Share Plan
The Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP will not exceed 5.0% of our authorized common shares on a fully diluted basis at any time.
Restricted share awards entitle the recipient to receive common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were 9,000 unvested restricted shares outstanding at December 31, 2011.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2011. During the period from August 23, 2010 (date of inception) to December 31, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs.
Use of Proceeds from Sales of Registered Securities
On February 18, 2011, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on February 18, 2011 and is ongoing. Shares are offered in our public offering initially at a price of $10.00 per share. Shares are offered under our distribution reinvestment plan initially at a price of $9.50 per share. We have used substantially all the net proceeds from our IPO to acquire high quality, income-producing commercial real estate in the healthcare industry. As of December 31, 2011, we have used the net proceeds from our IPO and debt financing to purchase 12 properties with an aggregate purchase price of $164.5 million.
For the years ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2011, we had sold 6.9 million shares and 20,000 shares for gross offering proceeds of $68.9 million and $0.2 million, respectively. At December 31, 2011 and for the period from August 23, 2010 (date of inception) to December 31, 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands):

Type of Expense	Year Ended December 31, 2011	Period from August 23, 2010 (date of inception) to December 31, 2010
Selling commissions and dealer manager fees	$6,733	$—
Other organization and offering costs	4,731	844
Total expenses	$11,464	$844

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed (amounts in thousands):

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Total commissions incurred from Dealer Manager	$6,733	$—
Less:
Commissions to participating broker dealers	(4,532)	—
Reallowance to participating broker dealers	(512)	—
Net to Dealer Manager (1)	$1,689	$—
Fees and expense reimbursements incurred from Advisor	$2,997	$182
___________________________

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.
Other organization and offering costs include non-recurring legal and due diligence fees related to the initial and ongoing process of acquiring and maintaining an effective Registration Statement. Of the $12.3 million of cumulative offering costs, we have incurred $6.7 million from our Dealer Manager and $3.2 million of reimbursements from our Advisor and Dealer Manager.
As of December 31, 2011, total offering proceeds from the sale of common stock exceeded total expenses by $56.8 million, due to the on-going nature of our offering process and that many expenses were paid before the offering commenced.  We will use the net proceeds from our ongoing initial public offering to purchase or fund real estate investments, including acquisition fees and closing costs.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our distribution reinvestment plan and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from our distribution reinvestment plan in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
 Unless the shares of our common stock are being repurchased in connection with a stockholder’s death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.
 Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program. We will repurchase shares as of the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•
the lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances. During the year ended December 31, 2011, we redeemed or accrued the redemption of 6,241 shares at an average of $10.00 per share for $0.1 million due to the deaths of stockholders.
The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2011 and 2010 and the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (in thousands)	December 31,
	2011	2010
Total real estate investments, at cost	$165,041	$—
Total assets	172,315	844
Mortgage notes payable	110,721	—
Note payable	2,500	—
Total liabilities	118,490	645
Total equity	53,825	199

Operating data (in thousands, except share and per share data)	For the Year Ended December 31, 2011	For the Period from August 23, 2010 (date of inception) to December 31, 2010
Total revenues	$3,314	$—

Operating expenses:
Property operating expenses	863	—
Acquisition and transaction related	3,415	—
General and administrative	429	1
Depreciation and amortization	1,535	—
Total operating expenses	6,242	1
Operating loss	(2,928)	(1)
Other income (expenses):
Interest expense	(1,191)	—
Interest income	2	—
Total other expenses	(1,189)	—
Net loss	(4,117)	(1)
Net loss attributable to non-controlling interests	32	—
Net loss attributable to stockholders	$(4,085)	$(1)
Other data:
Cash flows used in operations	$(2,161)	$(1)
Cash flows used in investing activities	(53,348)	—
Cash flows provided by financing activities	60,547	1
Per share data:
Net loss per common share attributable to stockholders - basic and diluted	$(2.48)	$ NM
Distributions declared per common share	$0.66	$—
Weighted-average number of common shares outstanding, basic and diluted	1,649,649	20,000
___________________________
NM - not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on August 23, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our ongoing initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
We sold 20,000 shares of common stock to American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital V, LLC (the “Sponsor”) on August 24, 2010, at $10.00 per share. In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  As of December 31, 2011, we had 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP from total gross proceeds of $69.1 million. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $69.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011.  As of December 31, 2011, we owned 12 properties with an aggregate purchase price of $164.5 million, comprising 522,407 square feet which were 96.8% occupied on a weighted average basis.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). We are the sole general partner and holder of 99.00% of the units of the OP. American Realty Capital Healthcare Advisors, LLC, our affiliated Advisor, (the "Advisor") is the sole limited partner and owner of 1% (non-controlling interest) of our OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by the Sponsor, to serve as our property manager. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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

Organization, Offering, and Related Costs
Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 24 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transactions into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons fort such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on our financial position or results of operations. The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on our financial position or results of operations.
In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was adopted on January 1, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was adopted for acquisitions occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact upon our financial position or results of operations.
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments our of accumulated other comprehensive income, by component in both the statement of comprehensive income and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on the our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under generally accepted accounting principals ("GAAP") more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
Results of Operations
Comparison of year ended December 31, 2011 to the period from August 23, 2010 (date of inception) to December 31, 2010
As of December 31, 2011, we owned 12 properties with an aggregate purchase price of $164.5 million, comprising 522,407 square feet which were 96.8% occupied on a weighted average basis.  The annualized rental income per square foot of the properties at December 31, 2011 was $28.30 with a weighted average remaining lease term of approximately 12.9 years.  As of December 31, 2010, we did not own any properties. Accordingly, our results of operations for the year ended December 31, 2011 as compared to the period from August 23, 2010 (date of inception) to December 31, 2010 reflect significant increases in most categories.
Rental income
Rental income was $2.6 million for the year ended December 31, 2011. Rental income was driven by our acquisitions during the year ended December 31, 2011 of $164.5 million of properties, representing 522,407 square feet, which were 96.8% leased as of December 31, 2011 with an annualized rental income per square foot of $28.30. We did not own any properties and therefore, had no rental income for the period from August 23, 2010 (date of inception) to December 31, 2010.
Operating expense reimbursement
Operating expense reimbursement and property operating expense was $0.8 million for the year ended of December 31, 2011. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of all other operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the period from August 23, 2010 (date of inception) to December 31, 2010.
Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties. The Advisor and Property Manager has elected to waive all asset management and property management fees for the year ended December 31, 2011. For the year ended December 31, 2011, we would have incurred additional asset management fees and property management fees of $0.2 million had these fees not been waived. There were no fees incurred or waived for the period from August 23, 2010 (date of inception) to December 31, 2010.

Property Operating Expenses
Property operating expenses for the year ended December 31, 2011 were $0.9 million. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. We did not own any properties and therefore, had no property operating expenses for the period from August 23, 2010 (date of inception) to December 31, 2010.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the year ended of December 31, 2011 were $3.4 million. These costs related to our acquisition of 12 properties with an aggregate purchase price of $164.5 million. There were no properties purchased and therefore no acquisition and transaction related costs for the period from August 23, 2010 (date of inception) to December 31, 2010.
General and Administrative Expenses
General and administrative expenses of $0.4 million for the year ended December 31, 2011 primarily included board member compensation, directors and officers liability insurance and professional fees. General and administrative expenses for the period from August 23, 2010 (date of inception) to December 31, 2010 were immaterial.
Depreciation and Amortization Expense
Depreciation and amortization expense of $1.5 million for the year ended December 31, 2011, related to the purchase of 12 properties acquired in 2011 for an aggregate purchase price of $164.5 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the period from August 23, 2010 (date of inception) to December 31, 2010.
Interest Expense
Interest expense of $1.2 million for the year ended December 31, 2011, related to mortgage notes payable of $110.7 million with a weighted average effective interest rate of 5.0% and a weight average maturity of 3.9 years. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no properties purchased or financed and therefore no interest expense during the period from August 23, 2010 (date of inception) to December 31, 2010. Interest expense also includes interest related to our unsecured note payable of $2.5 million received in September 2011, which bears interest a fixed interest rate of 8.0% and matures in September 2014.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
 Net loss attributable to non-controlling interests of $32,000 during the year ended December 31, 2011 represents the net loss that is related to non-controlling interest holders. The net loss primarily related to acquisition and transaction related expenses. There were no non-controlling interest arrangements for the period from August 23, 2010 (date of inception) to December 31, 2010.
Cash Flows for the year ended December 31, 2011
For the year ended December 31, 2011, net cash used in operating activities was $2.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2011 include $3.4 million of acquisition and transaction costs. Results include a net loss adjusted for non-cash items of $2.3 million (net loss of $4.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.7 million) and an increase in prepaid and other assets of $0.8 million, due to rent receivables, unbilled rent receivables recorded in accordance with straight-line basis accounting and utility related deposits. This cash outflow was partially offset by an increase of $0.8 million in accounts payable and accrued expenses due to interest payable related to mortgages and deferred rent of $0.2 million.
The net cash used in investing activities during the year ended December 31, 2011 of $53.3 million related to the acquisition of 12 properties with an aggregate gross purchase price of $164.5 million. Most of the properties were financed at acquisition date with $110.7 million of mortgage note payables. We assumed $0.4 million of other liabilities in connection with the acquisitions related to tenant deposits and improvements.

Net cash provided by financing activities of $60.5 million during the year ended December 31, 2011 related to proceeds, net of receivables and common stock redemptions, from the issuance of common stock of $68.4 million, $4.5 million of proceeds from notes payable and $4.4 million of contributions from non-controlling interest holders. These inflows were partially offset by payments related to offering costs of $11.5 million, payments related to financing costs of $2.8 million, payments related to notes and mortgage payables of $2.0 million, distributions to stockholders of $0.4 million and $0.1 million of net payments to affiliated entities and an increase in restricted cash.
Cash Flows for the Period from August 23, 2010 (date of inception) to December 31, 2010
Net cash used in operating activities for the period from August 23, 2010 (date of inception) to December 31, 2010 related to a net loss of $1,000 primarily due to bank fees.
Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $0.2 million, partially offset by payments related to offering costs of $0.2 million.
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2011.  As of December 31, 2011, we owned 12 properties with an aggregate purchase price of approximately $164.5 million.
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2011, we had 7.0 million shares of common stock outstanding, including restricted stock and shares issues under the DRIP from gross proceeds of approximately $69.1 million. In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties. During the year ended December 31, 2011, we entered into mortgage loans aggregating $90.9 million in connection with the acquisition of the first six properties in the portfolio of 11 properties and the first and second tranches of this multi-tranche mortgage loan. Thus, approximately $59.1 million of mortgage proceeds remains available to purchase the remaining five properties in the portfolio.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of December 31, 2011, we had redeemed or accrued to be redeemed a total 6,241 shares at $10.00 per share for $0.1 million due to the deaths of shareholders.
As of December 31, 2011, we had cash of $5.0 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in our offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of our offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allows us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during our offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after our offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the quarters ended September 30, 2011 and December 31, 2011 (in thousands). We did not have FFO or MFFO prior to the quarter ended September 30, 2011, because we did not purchase our first property and commence real estate operations until June 2011. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011	Total

Net loss attributable to stockholders (in accordance with GAAP)	$(1,118)	$(2,655)	$(3,773)
Depreciation and amortization	105	1,430	1,535
FFO	(1,013)	(1,225)	(2,238)
Acquisition fees and expenses (1)	1,149	2,056	3,205
Amortization of above or below market leases and liabilities (2)	—	60	60
Straight-line rent (3)	(32)	(244)	(276)
MFFO	$104	$647	$751
_________________
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
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
Distributions
On May 12, 2011, our board of directors declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018082192 per day. On December 10, 2011, our board of directors declared an increase in the distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day beginning January 1, 2012. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the year ended December 31, 2011, distributions paid to common stockholders totaled $0.7 million, inclusive of $0.3 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
As of December 31, 2011, cash used to pay our distributions was primarily generated from property operating results and the sale of shares of common stock during the year ended December 31, 2011.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated. The first distribution was paid in August 2011.

	Three Months Ended September 30, 2011		Three Months Ended December 31, 2011		Total
		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Total distributions	$95		$580		$675
Distributions reinvested	44		255		299
Distributions paid in cash	$51		$325		$376
Source of distributions:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	51	100.0%	325	100.0%	376	100.0%
Total sources of distributions	$51	100.0%	$325	100.0%	$376	100.0%
Cash flows used in operations (GAAP basis)	$(992)		$(895)		$(1,887)
Net loss (in accordance with GAAP)	$(1,118)		$(2,655)		$(3,773)
___________________
(1) Cash flows used in operations for the three months ended September 30, 2011 and December 31, 2011 included acquisition and transaction related expenses of $1.1 million and $2.1 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through December 31, 2011 (in thousands):

For the Period from August 23, 2010 (date of inception) to
December 31, 2011
Distributions paid:
Common stockholders in cash	$376
Common stockholders pursuant to DRIP	299
Total distributions paid	$675

Reconciliation of net loss:
Revenues	$3,314
Acquisition and transaction-related	(3,415)
Depreciation and amortization	(1,535)
Property operating expenses	(863)
Other non-operating expenses	(1,619)
Net income attributable to non-controlling interests	32
Net loss (in accordance with GAAP) (1)	$(4,086)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share was $4.36. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2011, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 67.3% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2011.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

		Years Ended December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$110,721	$42	$93	$110,586	$—
Note payable	2,500	—	2,500	—	—
	$113,221	$42	$2,593	$110,586	$—
Interest Payments Due:
Mortgage notes payable	$21,298	$5,495	$10,952	$4,851	$—
Note payable	551	203	348	—	—
	$21,849	$5,698	$11,300	$4,851	$—
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 10 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
 Off-Balance Sheet Arrangements
In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties. During the year ended December 31, 2011, we entered into mortgage loans aggregating $90.9 million in connection with the acquisition of the first six properties in the portfolio of 11 properties and the first and second tranches of this multi-tranche mortgage loan. Thus, $59.1 million of mortgage proceeds remains available to purchase the remaining five properties in the portfolio. If we acquire the properties relating to the third and fourth tranches of the mortgage loan without financing under this loan, then we will be subject to a penalty equal to 1% of the unfunded loan commitments.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2011, our debt included fixed-rate mortgage notes, with a carrying value of $110.7 million and a fair value of $110.9 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $8.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $8.5 million.  At December 31, 2011, we do not have any variable rate debt.  These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
 None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement.
PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-28 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (6)	Dealer Manager Agreement among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and Realty Capital Securities, LLC
1.2 (1)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (4)	Articles of Amendment and Restatement of American Realty Capital Healthcare Trust, Inc.
3.2 (2)	Bylaws of American Realty Capital Healthcare Trust, Inc.
3.3 *	Certificate of Correction of American Realty Capital Healthcare Trust, Inc.
4.1 (6)	Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P.
4.2 (6)	First Amendment to Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P.
10.1 (6)	Escrow Agreement among American Realty Capital Healthcare Trust, Inc., Wells Fargo Bank, National Association and Realty Capital Securities, LLC
10.2 (6)	Advisory Agreement, between American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC
10.3 (6)
Property Management and Leasing Agreement, among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Properties, LLC

10.4 (3)	Company’s Restricted Share Plan
10.5 (3)	Company’s Stock Option Plan
10.6 (6)
First Amendment to the Advisory Agreement, between American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC

10.7 (7)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of July 14, 2011
10.8 (8)	First Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of August 15, 2011
10.9 (8)	Second Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of September 14, 2011
10.10 (8)	Third Amendment to Purchase and Sale Agreement by and between American Realty Capital V, LLC and the Sellers party thereto, dated as of September 21, 2011
10.11 (9)	Loan Agreement by and among General Electric Capital Corporation, the lenders party thereto and the borrowers party thereto, dated as of September 19, 2011
10.12 *	Agreement of Purchase and Sale of Real Property, between American Realty Capital V, LLC and Peoria MOB Owners LLC, effective as of August 12, 2012
10.13 *	Exclusive Management Agreement, between ARCH MNPERIL001, LLC and Dasco Realty Illinois, LLC, dated as of December 15, 2011
10.14 *	Limited Liability Company Agreement of ARCHCT Dasco Peoria, LLC, dated as of December 15, 2011
10.15 *	Credit Agreement, between ARCH MNPERIL001, LLC and Regions Bank, dated as of December 15, 2011
10.16 *	Promissory Note given by ARCH MNPERIL001, LLC to Regions Bank, dated as of December 15, 2011
10.17 *	Carveout Guaranty, between American Realty Capital Healthcare Trust Operating Partnership, L.P., in favor of Regions Bank, dated as of December 15, 2011

Exhibit No.	Description
23.1 *	Consent of Grant Thornton LLP — American Realty Capital Healthcare Trust, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________
* Filed herewith
(1) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on August 27, 2010
(2) Filed as an exhibit to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 filed with the SEC on November 2, 2010
(3) Filed as an exhibit to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 filed with the SEC on January 14, 2011
(4) Filed as an exhibit to Pre-effective Amendment No. 5 to our Registration Statement on Form S-11 filed with the SEC on January 28, 2011
(5) Filed as an exhibit to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 filed with the SEC on February 11, 2011
(6) Filed as an exhibit to Post-effective Amendment No. 2 to our Registration Statement on Form S-11 filed with the SEC on August 2, 2011
(7) Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2011
(8) Filed as an exhibit to our Pre-effective Amendment No.1 to Post-Effective Amendment No. 3 to Form S-11 filed with the SEC on October 18, 2011
(9) Filed as an exhibit to our Form 8-K filed with the SEC on September 23, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Office)	February 29, 2012
Nicholas S. Schorsch

/s/ William M. Kahane	Chief Operating Officer and President	February 29, 2012
William M. Kahane

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
Brian S. Block

/s/ Leslie D. Michelson	Independent Director	February 29, 2012
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	February 29, 2012
Edward G. Rendell

/s/ Walter P. Lomax, Jr.	Independent Director	February 29, 2012
Walter P. Lomax, Jr.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2011 and for the Period from August 23, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Changes in Equity for the Year Ended December 31, 2011 and for the Period from August 23, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and for the Period from August 23, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III – Real Estate and Accumulated Depreciation	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Healthcare Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 29, 2012

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Real estate investments, at cost:
Land	$10,216	$—
Buildings, fixtures and improvements	130,594	—
Acquired intangible lease assets	24,231	—
Total real estate investments, at cost	165,041	—
Less: accumulated depreciation and amortization	(1,608)	—
Total real estate investments, net	163,433	—
Cash	5,038	—
Restricted cash	32	—
Prepaid expenses and other assets	1,155	—
Deferred costs, net	2,657	844
Total assets	$172,315	$844

LIABILITIES AND EQUITY
Mortgage notes payable	$110,721	$—
Note payable	2,500	—
Below-market lease liabilities, net	543	—
Derivatives, at fair value	246	—
Accounts payable and accrued expenses	3,972	645
Deferred rent and other liabilities	161	—
Distributions payable	347	—
Total liabilities	118,490	645
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value per share, 300,000,000 and 100,000 shares authorized, 6,983,449 and 20,000 shares issued and outstanding, at December 31, 2011 and 2010, respectively	70	—
Additional paid-in capital	56,997	200
Accumulated other comprehensive loss	(246)	—
Accumulated deficit	(5,108)	(1)
Total stockholders’ equity	51,713	199
Non-controlling interests	2,112	—
Total equity	53,825	199
Total liabilities and equity	$172,315	$844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended	Period from August 23, 2010 (date of inception) to December 31, 2010
	December 31, 2011
Revenues:
Rental income	$2,561	$—
Operating expense reimbursement	753	—
Total revenues	3,314	—

Operating expenses:
Property operating	863	—
Operating fees to affiliates	—	—
Acquisition and transaction related	3,415	—
General and administrative	429	1
Depreciation and amortization	1,535	—
Total operating expenses	6,242	1
Operating loss	(2,928)	(1)
Other income (expenses):
Interest expense	(1,191)	—
Other income	2	—
Total other expense	(1,189)	—
Net loss	(4,117)	(1)
Net loss attributable to non-controlling interests	32	—
Net loss attributable to stockholders	$(4,085)	$(1)
Basic and diluted weighted average shares outstanding	1,649,649	20,000
Basic and diluted net loss per share attributable to stockholders	$(2.48)	$ NM
___________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Year ended December 31, 2011 and the period from August 23, 2010 to December 31, 2010
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, August 23, 2010	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	—	200	—	200
Net loss	—	—	—	—	(1)	(1)	—	(1)
Balance, December 31, 2010	20,000	—	200	—	(1)	199	—	199
Issuance of common stock	6,924,696	70	68,811	—	—	68,881	—	68,881
Common stock offering costs, commissions and dealer manager fees	—	—	(12,308)	—	—	(12,308)	—	(12,308)
Common stock issued through distribution reinvestment plan	31,438	—	299	—	—	299	—	299
Common stock redemptions	(6,241)	—	(62)	—	—	(62)	—	(62)
Share-based compensation	13,556	—	41	—	—	41	—	41
Amortization of restricted stock	—	—	16	—	—	16	—	16
Distributions declared	—	—	—	—	(1,022)	(1,022)	—	(1,022)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,144	2,144
Designated derivatives, fair value adjustment	—	—	—	(246)	—	(246)	—	(246)
Net loss	—	—	—	—	(4,085)	(4,085)	(32)	(4,117)
Total comprehensive loss	—	—	—	(246)	(4,085)	(4,331)	(32)	(4,363)
Balance, December 31, 2011	6,983,449	$70	$56,997	$(246)	$(5,108)	$51,713	$2,112	$53,825

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Period from August 23, 2010 (date of inception) to December 31, 2010
	December 31, 2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(4,085)	$(1)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,174	—
Amortization of intangibles	361	—
Amortization of deferred financing costs	122	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	59	—
Net loss attributable to non-controlling interests	(32)	—
Share-based compensation	57	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(750)	—
Accounts payable and accrued expenses	772	—
Deferred rent and other liabilities	161	—
Net cash used in operating activities	(2,161)	(1)

Cash flows from investing activities:
Investment in real estate and other assets	(53,348)	—
Net cash used in investing activities	(53,348)	—

Cash flows from financing activities:
Proceeds from notes payable	4,500	—
Payments of note payable	(2,000)	—
Payments of mortgage notes payable	(20)	—
Payments of deferred financing costs	(2,779)	—
Proceeds from issuance of common stock	68,476	200
Common stock redemptions	(37)	—
Payments of offering costs and fees related to stock issuances	(11,549)	(199)
Distributions paid	(376)	—
Payments to affiliates, net	(80)	—
Contributions from non-controlling interests holders	4,444	—
Restricted cash	(32)	—
Net cash provided by financing activities	60,547	1
Net change in cash	5,038	—
Cash, beginning of period	—	—
Cash, end of period	$5,038	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental Disclosures:
Cash paid for interest	$629	$—

Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to acquire investments in real estate	$110,741	$—
Common stock issued through distribution reinvestment plan	299	—
Reclassification of deferred offering costs	844	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the “Company”), incorporated on August 23, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
The Company sold 20,000 shares of common stock to American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital V, LLC (the “Sponsor”) on August 24, 2010, at $10.00 per share. In May 2011, the Company had raised proceeds sufficient to break escrow in connection with its IPO.  As of December 31, 2011, the Company had approximately 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and has received total gross proceeds of $69.1 million. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $69.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Healthcare Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in June 2011.  As of December 31, 2011, the Company owned 12 properties with an aggregate purchase price of approximately $164.5 million, comprising 522,407 square feet which were 96.8% occupied on a weighted average basis.
Substantially all of the Company’s business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 99.00% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for a 1.0% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by the Sponsor, to serve as the Company’s property manager.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Development Stage Company
On May 13, 2011, the Company raised proceeds sufficient to break escrow in connection with its initial public offering on a reasonable best efforts basis.  The Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders.  The Company purchased its first property and commenced operations on June 21, 2011, and as of such date is no longer considered to be a development stage company.
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
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
Impairment of Long Lived Assets
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately two to 24 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Intangible assets and acquired lease liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Intangible assets:
In-place leases, net of accumulated amortization of $361 at December 31, 2011	$20,334	$—
Above-market leases, net of accumulated amortization of $73 at December 31, 2011	3,463	—
Total intangible lease assets, net	$23,797	$—
Intangible liabilities:
Below-market leases, net of accumulated amortization of $13 at December 31, 2011	$543	$—
Total intangible liabilities, net	$543	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table provides the weighted-average amortization and accretion periods as of December 31, 2011 for intangible assets and liabilities and the projected amortization expense for the next five years (in thousands):

	Weighted- Average Amortization Period	2012	2013	2014	2015	2016
In-place leases	13.3	$2,039	$2,039	$1,967	$1,890	$1,780

Above-market lease assets	9.9	$(364)	$(364)	$(364)	$(364)	$(364)
Below-market lease liabilities	14.2	55	55	54	45	34
Total to be included in (deducted from) rental income		$(309)	$(309)	$(310)	$(319)	$(330)
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2011, the Company had deposits of $5.0 million, of which $4.3 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
 Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2010, such costs totaled $0.8 million. On February 18, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.
Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.
Share Repurchase Program
 The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
When a stockholder requests redemption and the redemption is approved by the Company’s board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. As of December 31, 2011 there were 6,241 shares with a value of $0.1 million redeemed or accrued to be redeemed due to the death of the stockholders.
Distribution Reinvestment Plan
 Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the year ended December 31, 2011, 31,438 shares of common stock with a value of $0.3 million and a par value per share of $0.01, have been issued under the DRIP. There were no share issued under the DRIP for the period from August 23, 2010 (date of inception) to December 31, 2010.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

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

Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Organization, Offering, and Related Costs
Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with its offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 10 – Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 12 – Share-Based Compensation).
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transactions into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons fort such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on the Company's financial position or results of operations. The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on the Company's financial position or results of operations.
 In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was adopted for acquisitions occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact upon the Company's financial position or results of operations.
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments of accumulated other comprehensive income, by component in both the statement of comprehensive income and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.
In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2011 (in thousands). There were no acquisitions during the period from August 23, 2010 (date of inception) to December 31, 2010.

Year Ended
December 31, 2011
Real estate investments, at cost:
Land	$10,216
Buildings, fixtures and improvements	130,594
Total tangible assets	140,810
Acquired intangibles:
In-place leases	20,695
Above-market lease assets	3,536
Below-market lease liabilities	(556)
Total assets acquired, net	164,485
Mortgage notes payable	(110,741)
Other liabilities assumed	(396)
Cash paid for acquired real estate investments	$53,348
Number of properties purchased	12

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  Buildings, fixtures and improvements include $22.3 million, comprised of $16.9 million, $2.9 million and $2.5 million, provisionally assigned to buildings, fixtures and improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third-party specialist.  The Company’s portfolio of real estate properties is comprised of the following properties as of December 31, 2011 (net operating income and base purchase price in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Texarkana	Jun. 2011	1	18,268	100.0%	9.3	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	9.8	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	9.3	190	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	1	154,622	100.0%	6.1	2,491	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	76.8%	7.9	1,959	22,886	8.6%	28.96
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	12.5	847	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	23.7	3,360	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	13.1	1,483	16,526	9.1%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	8.1	858	9,966	8.6%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	11.4	594	7,359	8.1%	15.20
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	13.1	1,945	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	8.3	285	3,325	8.7%	26.18
		12	522,407	96.8%	12.9	$14,571	$164,485	8.9%	$28.30
____________________________

(1)	Remaining lease term in years as of December 31, 2011, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended December 31, 2011 for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2011, had been consummated on August 23, 2010. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $3.4 million from the year ended December 31, 2011 to the period from August 23, 2010 (date of inception) to December 31, 2010. (in thousands)

	Year Ended December 31, 2011 (Unaudited)	Period from August 23, 2010 (date of inception) to December 31, 2010 (Unaudited)
Total pro forma revenues	$17,139	$6,151
Total pro forma net loss attributable to stockholders	$(1,762)	$(3,894)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

Future Minimum Base Rent Payments
2012	$13,146
2013	13,406
2014	13,506
2015	13,596
2016	13,538
Thereafter	124,215
$191,407

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2011 and 2010:

		December 31,
Portfolio Property	Tenant	2011	2010
Reliant Rehabilitation Hospital - Dallas	Reliant Rehabilitation Hospital Dallas, LP	22.9%	—%
Carson Tahoe Specialty Medical Plaza	Carson Tahoe Regional Healthcare	11.4%	—%
Global Rehabilitation Hospital	Global Rehab San Antonio, LP	10.1%	—%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2011 and 2010.
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
In December 2011, the Company entered into two unsecured notes payable with an unaffiliated third party aggregating $2.0 million. The notes bore a fixed interest rate of 7.5% per annum and matured in March 2012. The Company repaid the notes in full in December 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5 — Mortgage Notes Payable
 The Company's mortgage notes payable as of December 31, 2011 consists of the following (dollar amounts in thousands). There were no mortgage notes payable as of December 31, 2010.

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
Texarkana	1	$2,230	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	1	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	3.99%	(2)	Fixed	Dec. 2016
Total	9	$110,721	4.95%	(3)
_____________________________________
(1) These mortgages, aggregating $90.9 million, represent the first and second tranches of a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties (the “Mortgage Loan”). The Mortgage Loan will be funded in four tranches contemporaneously with the acquisition of each property in the portfolio. The mortgages for each of the properties will be cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral. The Mortgage Loan has $59.1 million of mortgage proceeds available to purchase the remaining five properties in the portfolio. If the Company acquires the properties relating to the third and fourth tranches of the mortgage loan without financing under the Mortgage Loan, then the Company will be subject to a penalty equal to 1% of the unfunded loan commitments.
(2) Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2011 (in thousands):

Future Principal Payments
2012	$42
2013	45
2014	48
2015	90,950
2016	19,636
Thereafter	—
$110,721

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2011, the Company was in compliance with debt covenants under the loan agreements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2010. (in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2011
Interest rate swaps	$—	$246	$—	$246

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage or notes payable outstanding as of December 31, 2010. (in thousands):

	Carrying Amount at	Fair Value at
	December 31, 2011	December 31, 2011
Mortgage notes payable	$110,721	$110,908
Note payable	$2,500	$2,500
 The fair value of the mortgages and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
Derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2011, the Company had the following outstanding interest rate derivatives that was designated as a cash flow hedge of interest rate risk. The Company did not have any derivative agreements as of December 31, 2010 (dollar amount in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$17,591

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Non-Designated Hedges
Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2011. The Company did not have any derivative financial instruments as of December 31, 2010 (in thousands):

	Balance Sheet Location	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(246)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2011. The Company did not have any derivative financial instruments as of December 31, 2010 (in thousands):

Year Ended December 31, 2011
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(246)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2011, the fair value of derivatives in a liability position related to these agreements was $0.2 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at December 31, 2011.
Note 8 — Common Stock
On February 18, 2011, the Company’s IPO became effective.  As of December 31, 2011 and 2010, the Company had approximately 7.0 million and 20,000 shares of common stock outstanding from total gross proceeds of $68.9 million and $0.2 million, respectively.
On May 12, 2011, the Company's board of directors declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018082192 per day. On December 10, 2011, the board of directors declared an increase in the distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011.

Note 9 — Commitments and Contingencies
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
Note 10 – Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor owned 20,000 shares of the Company’s outstanding common stock as of December 31, 2011 and 2010. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  As of December 31, 2010, the Company had $0.1 million payable to affiliated entities to fund the payment of third party professional fees and organizational and offering costs. There were no such payables at December 31, 2011.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total commissions and dealer manager fees to the Dealer Manager of $6.7 million during the year ended December 31, 2011, $0.2 million of which was payable as of December 31, 2011. There were no such fees during the period from August 23, 2010 (date of inception) to December 31, 2010.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  During the year ended December 31, 2011 and the period from August 23, 2010 to December 31, 2010, the Company incurred $3.0 million and $0.2 million, respectively, of organization and offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering As of December 31, 2010, offering and related costs the Company has incurred exceeded 1.5% of gross proceeds received from the IPO by $4.5 million.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.2 million as of December 31, 2011 and 2010 for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the year ended December 31, 2011 or the period from August 23, 2010 (date of inception) to December 31, 2010.
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
There were no such fees during the the period from August 23, 2010 (date of inception) to December 31, 2010. The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the year ended December 31, 2011 (in thousands):

	Year Ended
	December 31, 2011
	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$2,699	$—
Financing coordination fees	1,279	—
Ongoing fees:
Asset management fees (1)	—	154
Property management and leasing fees (1)	—	39
Total related party operation fees and reimbursements	$3,978	$193
_____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. There were no such costs absorbed by the Advisor during the year ended December 31, 2011 or the period from August 23, 2010 (date of inception) to December 31, 2010.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid during the year ended December 31, 2011 or the period from August 23, 2010 (date of inception) to December 31, 2010.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid during the year ended December 31, 2011 or the period from August 23, 2010 (date of inception) to December 31, 2010.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid during year ended December 31, 2011 or the period from August 23, 2010 (date of inception) to December 31, 2010. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2011 and December 31, 2010, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $16,000 for the year ended December 31, 2011. There were no restricted shares issued during the period from August 23, 2010 (date of inception) to December 31, 2010, as such there was no compensation expense related to restricted stock for the same period.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 4,556 shares of common stock to a director during the year ended December 31, 2011 in lieu of $41,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the year ended December 31, 2010.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010 (net loss in thousands):

	Year Ended	For the Period from August 23, 2010 (date of inception) to
	December 31, 2011	December 31, 2010
Net loss attributable to stockholders	$(4,085)	$(1)
Weighted average common shares outstanding	1,649,649	20,000
Net loss per share attributable to stockholders, basic and diluted	$(2.48)	$ NM
________________
NM - not meaningful

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

As of December 31, 2011, the Company had approximately 9,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14 – Non-Controlling Interests
The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the other interest holders, the Company has determined that it is the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company’s financial statements.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties (in thousands):

		Net	Third Party	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Distributions Year Ended
Property Name	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	December 31, 2011
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$33,651	$24,850	$—
Odessa Regional Medical Center	Dec. 2011	33	1%	7,359	4,047	—
Methodist North Medical Office Building	Dec. 2011	111	1%	24,625	13,544	—
Total		$2,144		$65,635	$42,441	$—

During the year ended December 31, 2011 the Company received $2.0 million from an unaffiliated third party investor for an ownership interest in a property located in Monona, Wisconsin. The Company had antcipated acquiring the property in 2011, however due to unforeseen delay the Company currently expects to acquire the property in 2012. There is no assurance that the property will be acquired as expected.
Note 15 – Quarterly Results (Unaudited)
The Company had a $1,000 net loss during the period from August 23, 2010 (date of inception) to December 31, 2010. Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011 (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental income	$—	$12	$436	$2,866
Net loss attributable to stockholders	(35)	(277)	(1,118)	(2,655)
Weighted average shares outstanding	20,000	230,133	1,510,422	4,787,183
Basic and diluted loss per share attributable to stockholders	$ NM	$(1.20)	$(0.74)	$(0.55)
________________________
NM - Not Meaningful
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
On January 13, 2012, the Company acquired a rehabilitation facility, containing 7,750 rentable square feet, located in Santa Ana, California for a purchase price of $4.5 million. The facility is 100% leased with an initial lease term of 15 years that expires in January 2025. The annualized rental income for the remaining term of the lease is $0.4 million or $53.80 per rentable square foot.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

On January 20, 2012, the Company acquired an outpatient center for blood and plasma therapies, containing 15,000 rentable square feet, located in Denton, Texas for a purchase price of $5.7 million. The building is 100% leased with an initial lease term of 10 years that expires in February 2021. The annualized rental income for the remaining term of the lease is $0.5 million or $30.67 per rentable square foot.
Sales of Common Stock
 As of February 15, 2012, the Company had 9.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of February 15, 2012, the aggregate value of all share issuances was $95.0 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
Total capital, net of common stock redemptions, raised to date is as follows (amounts in thousands):

Source of Capital	Inception to December 31, 2011	January 1 to February 15, 2012	Total
Common shares	$69,019	$24,867	$93,886
Contributions from non-controlling interest holders	2,144	—	2,144
	$71,163	$24,867	$96,030

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(dollar amounts in thousands)

				Initial Costs
Property	State	Acquisition Date	Encumbrances at December 31, 2011	Land	Building and Improvements	Gross Amount at December 31, 2011 (1)	Accumulated Depreciation (2)	Weighted Average Depreciable Life
Texarkana	TX	6/21/2011	$2,230	$786	$3,143	$3,929	$93	29
DaVita, Marked Tree	AR	6/30/2011	—	64	1,219	1,283	36	29
DaVita, Rockford	IL	7/25/2011	—	—	1,797	1,797	44	29
Carson Tahoe Specialty Medical Plaza	NV	9/19/2011	21,751	2,205	22,934	25,139	373	30
Durango Medical Plaza	NV	9/19/2011	17,172	2,389	16,065	18,454	296	29
CareMeridian Rehabilitation Facility - Phoenix	AZ	9/15/2011	6,936	804	7,236	8,040	102	31
Reliant Rehabilitation Hospital - Dallas	TX	11/22/2011	24,850	1,422	27,024	28,446	128	31
Global Rehabilitation Hospital	TX	11/22/2011	12,714	1,447	13,027	14,474	62	32
Spring Creek Medical Plaza	TX	11/22/2011	7,477	705	7,314	8,019	40	29
Odessa Regional Medical Center	TX	12/19/2011	4,047	—	6,463	6,463	—	27
Methodist North Medical Office Building	IL	12/19/2011	13,544	—	21,917	21,917	—	32
Cooper Health Medical Office Building	NJ	12/29/2011	—	394	2,455	2,849	—	29
			$110,721	$10,216	$130,594	$140,810	$1,174
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $24.2 million are not reflected in the table above.

(2)	The accumulated depreciation column excludes $0.4 million of amortization associated with acquired intangible lease assets.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 (in thousands):

December 31, 2011
Real estate investments, at cost:
Balance at beginning of year	$—
Additions-Acquisitions	140,810
Balance at end of the year	$140,810

Accumulated depreciation and amortization:
Balance at beginning of year	$—
Depreciation expense	1,174
Balance at end of the year	$1,174