Form 10-Q
period 2011-12-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-05-08
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-54688
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

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 16,327,435 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$13,770	$10,216
Buildings, fixtures and improvements	153,936	130,594
Acquired intangible lease assets	28,103	24,231
Total real estate investments, at cost	195,809	165,041
Less: accumulated depreciation and amortization	(4,341)	(1,608)
Total real estate investments, net	191,468	163,433
Cash	33,767	5,038
Restricted cash	47	32
Prepaid expenses and other assets	3,079	1,155
Deferred costs, net	2,587	2,657
Total assets	$230,948	$172,315

LIABILITIES AND EQUITY
Mortgage notes payable	$115,749	$110,721
Note payable	2,500	2,500
Below-market lease liabilities, net	530	543
Derivatives, at fair value	233	246
Accounts payable and accrued expenses	2,166	3,972
Deferred rent and other liabilities	206	161
Distributions payable	695	347
Total liabilities	122,079	118,490
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 13,377,971 and 6,983,449 shares issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	134	70
Additional paid-in capital	112,864	56,997
Accumulated other comprehensive loss	(233)	(246)
Accumulated deficit	(8,186)	(5,108)
Total stockholders’ equity	104,579	51,713
Non-controlling interests	4,290	2,112
Total equity	108,869	53,825
Total liabilities and equity	$230,948	$172,315

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$3,905	$—
Operating expense reimbursement	802	—
Total revenues	4,707	—
Operating expenses:
Property operating	779	—
Operating fees to affiliate	233	—
Acquisition and transaction related	672	—
General and administrative	251	36
Depreciation and amortization	2,638	—
Total operating expenses	4,573	36
Operating income (loss)	134	(36)
Other income (expenses):
Interest expense	(1,592)	—
Other income	3	—
Total other expense	(1,589)	—
Net loss	(1,455)	(36)
Net loss attributable to non-controlling interests	31	—
Net loss attributable to stockholders	(1,424)	(36)

Other comprehensive income:
Designated derivatives, fair value adjustment	13	—
Comprehensive loss attributable to stockholders	$(1,411)	$(36)

Basic and diluted weighted average shares outstanding	9,742,753	20,000
Basic and diluted net loss per share attributable to stockholders	$(0.15)	NM
___________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	6,983,449	$70	$56,997	$(246)	$(5,108)	$51,713	$2,112	$53,825
Issuance of common stock	6,349,556	63	63,198	—	—	63,261	—	63,261
Common stock offering costs, commissions and dealer manager fees	—	—	(7,753)	—	—	(7,753)	—	(7,753)
Common stock issued through distribution reinvestment plan	61,066	1	579	—	—	580	—	580
Common stock redemptions	(17,100)	—	(171)	—	—	(171)	—	(171)
Share-based compensation	1,000	—	9	—	—	9	—	9
Amortization of restricted stock	—	—	5	—	—	5	—	5
Distributions declared	—	—	—	—	(1,654)	(1,654)	—	(1,654)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,300	2,300
Distributions to non-controlling interests	—	—	—	—	—	—	(91)	(91)
Net loss	—	—	—	—	(1,424)	(1,424)	(31)	(1,455)
Other comprehensive loss	—	—	—	13	—	13	—	13
Balance, March 31, 2012	13,377,971	$134	$112,864	$(233)	$(8,186)	$104,579	$4,290	$108,869

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(1,424)	$(36)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,086	—
Amortization of intangibles	552	—
Amortization of deferred financing costs	162	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	82	—
Net loss attributable to non-controlling interests	(31)	—
Share-based compensation	14	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(733)	(33)
Accounts payable and accrued expenses	98	69
Deferred rent and other liabilities	45	—
Net cash provided by (used in) operating activities	851	—
Cash flows from investing activities:
Investment in real estate and other assets	(25,468)	—
Net cash used in investing activities	(25,468)	—
Cash flows from financing activities:
Payments of mortgage notes payable	(11)	—
Payments of deferred financing costs	(92)	—
Proceeds from issuance of common stock	62,172	—
Common stock redemptions	(25)	—
Payments of offering costs and fees related to stock issuances	(7,768)	—
Distributions paid	(726)	—
Due from affiliate	(98)	—
Distributions to non-controlling interests holders	(91)	—
Restricted cash	(15)	—
Net cash provided by financing activities	53,346	—
Net change in cash	28,729	—
Cash, beginning of period	5,038	—
Cash, end of period	$33,767	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$982	$—

Non-Cash Investing and Financing Activities:
Proceeds from mortgage notes payable used to acquire investments in real estate	$5,039	$—
Common stock issued through distribution reinvestment plan	580	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the “Company”), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of March 31, 2012, the Company had 13.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds of $132.1 million. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $133.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011.  As of March 31, 2012, the Company owned 17 properties with an aggregate purchase price of $195.3 million, comprising 625,057 square feet which were 96.2% leased on a weighted average basis.
Substantially all of the Company’s business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). American Realty Capital Healthcare Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by the Company's sponsor, American Realty Capital V, LLC (the "Sponsor"), to serve as the Company’s property manager.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2012, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2012. There were no acquisitions during the three months ended March 31, 2011.

(Dollar amounts in thousands)	Three Months Ended March 31, 2012
Real estate investments, at cost:
Land	$3,554
Buildings, fixtures and improvements	23,342
Total tangible assets	26,896
Acquired intangibles:
In-place leases	3,407
Above-market lease assets	465
Total assets acquired, net	30,768
Mortgage notes payable proceeds used to acquire real estate investments	(5,039)
Other liabilities assumed	(261)
Cash paid for acquired real estate investments	$25,468
Number of properties purchased	5

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company’s portfolio of real estate properties is comprised of the following properties as of March 31, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	AnnualizedNet Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
						(In thousands)	(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	9.1	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	9.6	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	9.1	191	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	1	154,622	100.0%	5.9	2,483	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	76.8%	7.6	2,048	22,886	8.9%	28.96
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	12.3	844	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	23.4	3,363	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	12.8	1,480	16,526	9.0%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	7.8	845	9,966	8.5%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	11.2	595	7,359	8.1%	15.20
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	12.9	1,944	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	8.1	288	3,325	8.7%	26.18
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	12.8	417	4,482	9.3%	53.81
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	8.9	460	5,747	8.0%	30.67
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	9.5	714	9,161	7.8%	23.27
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	8.0	667	8,500	7.8%	18.74
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	11.5	239	2,878	8.3%	23.66
		17	625,057	96.2%	12.2	$17,137	$195,253	8.8%	$27.76
____________________________

(1)	Remaining lease term in years as of March 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended March 31, 2012 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table presents pro forma information as if the acquisitions during the three months ended March 31, 2012, had been consummated on January 1, 2011:

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Pro forma revenues	$5,150	$789
Pro forma net loss attributable to stockholders	$(772)	$(818)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2012 — December 31, 2012	$11,718
2013	15,867
2014	15,994
2015	16,111
2016	16,045
Thereafter	137,307
$213,042

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2012. The Company did not own any properties as of March 31, 2011.

March 31,
Tenant	2012
Reliant Rehabilitation Hospital Dallas, LP	19.5%
Carson Tahoe Regional Healthcare	13.4%
Methodist Services, Inc.	11.2%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2012.
Note 4 — Note Payable
In September 2011, the Company entered into an unsecured $2.5 million note payable with an unaffiliated third party investor. The note bears interest at a fixed rate of 8.0% per annum and matures in September 2014. The note has two one-year extension options. The note requires monthly interest payments with the principal balance due at maturity. The note may be repaid at any time, in whole or in part, without premium or penalty; provided, however, that prior to the first anniversary, the Company is required to pay a prepayment fee equal to 1% of any amount prepaid. Notwithstanding the foregoing, after the initial maturity date, the lender has a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days’ notice.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 5 — Mortgage Notes Payable
 The Company's mortgage notes payable as of March 31, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount as of		Effective
Portfolio	Encumbered Properties	March 31, 2012	December 31, 2011	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,219	$2,230	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	1	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	—	3.99%		Fixed	Apr. 2017
Total	10	$115,749	$110,721	4.91%	(3)
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
(2) Fixed as a result of entering into a swap agreement.
(3) Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2012.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2012.

(In thousands)	Future Principal Payments
April 1, 2012 — December 31, 2012	$32
2013	45
2014	48
2015	90,950
2016	19,635
Thereafter	5,039
$115,749

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2012, the Company was in compliance with debt covenants under the loan agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Interest rate swaps	$—	$233	$—	$233
December 31, 2011
Interest rate swaps	$—	$246	$—	$246

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$115,749	$116,368	$110,721	$110,908
Note payable	3	$2,500	$2,500	$2,500	$2,500
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

As of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk.

	March 31, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	2	$17,591	2	$17,591
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2012 and December 31, 2011.

(In thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(233)	$(246)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012. The Company did not have any derivative financial instruments as of March 31, 2011.

(In thousands)	Three Months Ended March 31, 2012
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(41)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(54)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Derivatives Not Designated as Hedges
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
As of March 31, 2012, the fair value of derivatives in a liability position related to these agreements was 0.2 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at March 31, 2012.
Note 8 — Common Stock
As of March 31, 2012 and December 31, 2011, the Company had 13.4 million and 7.0 million shares of common stock outstanding from total proceeds of $132.1 million and $68.9 million, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

On May 12, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018082192 per day or $0.66 annually per common share. On December 10, 2011, the board of directors authorized and the Company declared, an increase in the distribution, which will be calculated based on stockholders of record each day during the applicable period, at a rate of $0.00186301370 per day or $0.68 annually per common share beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
Note 10 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of March 31, 2012 and December 31, 2011. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  As of March 31, 2012 and December 31, 2011, the Company had no payables to affiliated entities to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total selling commissions and dealer manager fees to the Dealer Manager of $6.3 million during the three months ended March 31, 2012. There were no such fees during the three months ended March 31, 2011.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. During the three months ended March 31, 2012 and 2011, the Company incurred $1.0 million and $0.4 million, respectively, of offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.0 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $20.1 million, net of unpaid amounts, were less than the 15% threshold.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.3 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and acquisition expenses (including any finance coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations.
The Company will pay the Advisor an annual fee of up to 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will we pay our Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.
The following table details amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three months ended March 31, 2012. There were no such fees during the three months ended March 31, 2011.

	Three Months Ended
	March 31, 2012
(In thousands)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$493	$—
Financing coordination fees	38	—
Other expense reimbursements	12	—
Ongoing fees:
Asset management fees	233	100
Property management and leasing fees	—	57
Total related party operation fees and reimbursements	$776	$157
_____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. There were no such costs absorbed by the Advisor during the three months ended March 31, 2012 or 2011.
As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and/or the Property Manager may discontinue their past practice of forgiving fees and may charge the full fees owed to them in accordance with the Company’s agreements with such parties.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid during the three months ended March 31, 2012 or 2011.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred or paid during the three months ended March 31, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred or paid during three months ended March 31, 2012 or 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012 and December 31, 2011, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO, and in any event will not exceed 7,500,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2012, there were 7,200 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 for the three months ended March 31, 2012. There was no expense related to restricted stock during the three months ended March 31, 2011.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued approximately 1,000 shares of common stock to a director during the three months ended March 31, 2012 in lieu of approximately $9,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2011.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In thousands)	2012	2011
Net loss attributable to stockholders	$(1,424)	$(36)
Weighted average common shares outstanding	9,742,753	20,000
Net loss per share attributable to stockholders, basic and diluted	$(0.15)	NM
________________
NM - not meaningful

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

As of March 31, 2012, the Company had approximately 7,200 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14 – Non-Controlling Interests
The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the other interest holders, the Company has determined that it controls each entity in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company’s financial statements.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties. There were no such arrangements with third parties in-place at March 31, 2011.

(Dollar amounts in thousands)		Net	Third Party	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Distributions Three Months Ended
Property Name	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	March 31, 2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$33,212	$24,850	$45
Odessa Regional Medical Center	Dec. 2011	33	1%	7,239	4,047	—
Methodist North Medical Office Building	Dec. 2011	111	1%	24,307	13,544	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	9,124	5,039	46
Total		$4,444		$73,882	$47,480	$91
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of April 30, 2012, the Company had 16.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of April 30, 2012, the aggregate value of all share issuances was $163.1 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
Total capital including sales from common stock, excluding DRIP, net of redemptions is as follows:

Source of Capital (in thousands)	Inception to March 31, 2012	April 1 to April 30, 2012	Total
Common stock	$132,109	$29,087	$161,196
Contributions from non-controlling interest holders	4,444	—	4,444
	$136,553	$29,087	$165,640

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Acquisitions
On April 10, 2012, the Company acquired a medical office building, Mercy Health Plaza, containing 42,430 rentable square feet, located in St. Louis, Missouri for a purchase price of $11.0 million, excluding acquisition costs. The building is 100% leased with an initial lease term of 13 years that expires in April 2022. The annualized rental income for the remaining term of the lease is $0.9 million or $20.81 per rentable square foot.
On April 18, 2012, the Company acquired an on-campus medical office building, East Pointe Medical Building, containing 34,500 rentable square feet, located in Lehigh Acres, Florida for a purchase price of $10.5 million, excluding acquisition costs. The building is 100% leased with an initial lease term of 15 years that expires in July 2023. The annualized rental income for the remaining term of the lease is $0.9 million or $26.38 per rentable square foot.
On May 4, 2012, the Company acquired a medical office building used as a dialysis clinic, containing 5,725 rentable square feet, located in Paoli, Indiana for a purchase price of $1.9 million, excluding acquisition costs. The building is 100% leased with an initial lease term of 12 years that expires in April 2023. The annualized rental income for the remaining term of the lease is $0.2 million or $29.34 per rentable square foot.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Healthcare Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Healthcare Trust, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Operating Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital Healthcare Trust, Inc. is externally managed by American Realty Capital Healthcare Advisors, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•	We may fail to continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
Overview
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes for the taxable year ended March 31, 2012. On February 18, 2011, we commenced our ongoing IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of March 31, 2012, we had 13.4 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received proceeds of $132.1 million. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $133.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011.  As of March 31, 2012, we owned 17 properties with an aggregate purchase price of $195.3 million, comprising 625,057 square feet which were 96.2% leased on a weighted average basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the “Property Manager”), an entity wholly owned by our sponsor, American Realty Capital V, LLC (the "Sponsor"), to serve as our property manager. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 23 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of March 31, 2012, we owned 17 properties with an aggregate purchase price of $195.3 million, comprising 625,057 square feet which were 96.2% leased on a weighted average basis. The annualized rental income per square foot of the properties at March 31, 2012 was $27.76 with a weighted average remaining lease term of approximately 12.2 years. As of March 31, 2011, we did not own any properties. Accordingly, our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflect significant increases in most categories.
Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Rental Income
Rental income was $3.9 million for the three months ended March 31, 2012. Rental income was driven by our acquisitions of $195.3 million of properties, representing 625,057 square feet, which were 96.2% leased as of March 31, 2012 with an annualized rental income per square foot of $27.76. We did not own any properties and therefore, had no rental income for the three months ended March 31, 2011.

Operating Expense Reimbursements
Operating expense reimbursements were $0.8 million for the three months ended of March 31, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended March 31, 2011.
Property Operating Expenses
Property operating expenses for the three months ended March 31, 2012 were $0.8 million. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. We did not own any properties and therefore, had no property operating expenses for the three months ended March 31, 2011.
Fees to Affiliates
Our Advisor and Property Manager are entitled to asset management and property management fees for managing our properties on a day-to-day basis. We incurred $0.2 million in asset management fees from our Advisor during the three months ended March 31, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the three months ended March 31, 2012, respectively. For the three months ended March 31, 2012, we would have incurred additional asset management fees and property management fees of $0.2 million had these fees not been waived. There were no such fees incurred or waived for the three months ended March 31, 2011.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of March 31, 2012 were $0.7 million. These costs related to our acquisition of five properties with an aggregate purchase price of $30.8 million. There were no properties purchased and therefore no acquisition and transaction related costs for the three months ended March 31, 2011.
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $0.3 million for the three months ended March 31, 2012 from approximately $36,000 for the three months ended March 31, 2011. Board member compensation, directors and officers liability insurance and professional fees all increased to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense of $2.6 million for the three months ended March 31, 2012, related to the 17 properties purchased since March 31, 2011 for an aggregate purchase price of $195.3 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore, no depreciation and amortization expense for the three months ended March 31, 2011.
Interest Expense
Interest expense of $1.6 million for the three months ended March 31, 2012, related to mortgage notes payable of $115.7 million with a weighted average effective interest rate of 4.91%. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no properties purchased or financed and therefore, no interest expense during the three months ended March 31, 2011. Interest expense also includes interest related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0% and matures in September 2014.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
 Net loss attributable to non-controlling interests of $31,000 during the three months ended March 31, 2012 represents the net loss that is related to non-controlling interest holders. The net loss primarily related to acquisition and transaction related expenses. There were no non-controlling interest arrangements for the three months ended March 31, 2011.

Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash provided by operating activities was $0.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2012 include $0.7 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $1.4 million (net loss of $1.4 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $2.9 million) and an increase of $0.1 million in accounts payable, accrued expenses and deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $0.7 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
The net cash used in investing activities during the three months ended March 31, 2012 of $25.5 million related to the acquisition of five properties with an aggregate gross purchase price of $30.8 million. One of the properties was financed at acquisition date with a $5.0 million mortgage note payable. We assumed $0.3 million of other liabilities in connection with the acquisitions related to tenant deposits and improvements.
Net cash provided by financing activities of $53.3 million during the three months ended March 31, 2012 related to proceeds, net of receivables and common stock redemptions, from the issuance of common stock of $62.1 million. This cash inflow was partially offset by payments related to offering costs of $7.8 million, distributions to stockholders of $0.7 million, payments related to financing costs of $0.1 million, distributions to non-controlling interest holders of $0.1 million and an increase in receivable of $0.1 million with affiliated entities.
Cash Flows for the Three Months Ended March 31, 2011
Net cash used in operating activities for the three months ended March 31, 2011 related to a net loss of approximately $36,000 and a increase in prepaid expenses of approximately $33,000, offset by an increase in accounts payable of approximately $0.1 million.
Net cash provided by financing activities included $0.2 million from the sale of common stock offset by $0.2 million in payments related to offering costs.
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2011.  As of March 31, 2012, we owned 17 properties with an aggregate purchase price of $195.3 million.
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings and undistributed funds from operations.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2012, we had 13.4 million shares of common stock outstanding, including restricted stock and shares issues under the DRIP from proceeds of $132.1 million. In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 11 properties. During the year ended December 31, 2011, we entered into mortgage loans aggregating $90.9 million in connection with the acquisition of the first six properties in the portfolio of 11 properties and the first and second tranches of this multi-tranche mortgage loan. Thus, $59.1 million of mortgage proceeds remains available to purchase the remaining five properties in the portfolio.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2012, we had repurchased or accrued to be repurchased a total 17,100 shares of common stock at an average of $9.98 per share for $0.2 million attributable to death and/or disability elections.
As of March 31, 2012, we had cash of $33.8 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").
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
The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three months ended March 31, 2012. Items are presented net of non-controlling interest portions where applicable.

Three Months Ended
(In thousands)	March 31, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)
Depreciation and amortization	2,536
FFO	1,112
Acquisition fees and expenses (1)	631
Amortization of above or below market leases and liabilities (2)	82
Straight-line rent (3)	(422)
MFFO	$1,403
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

Distributions
On December 10, 2011, our board of directors authorized, and we declared, an increase in the distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day, or $0.68 annually per common share, beginning January 1, 2012. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the three months ended March 31, 2012, distributions paid to common stockholders totaled $1.3 million, inclusive of $0.6 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
As of March 31, 2012, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	March 31, 2012
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$726
Distributions reinvested	580
Total distributions	$1,306

Source of distributions:
Cash flows provided by operations (1)	$726	55.6%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	580	44.4%
Total sources of distributions	$1,306	100.0%

Cash flows provided by operations (GAAP basis)	$851

Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)
___________________
(1) Cash flows used in operations for the three months ended March 31, 2012, which includes acquisition and transaction related expenses of $0.7 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through March 31, 2012:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	March 31, 2012
Distributions paid:
Common stockholders in cash	$1,102
Common stockholders pursuant to DRIP/offering proceeds	879
Total distributions paid	$1,981

Reconciliation of net loss:
Revenues	$8,021
Acquisition and transaction-related	(4,087)
Depreciation and amortization	(4,173)
Other operating expenses	(2,556)
Other non-operating expenses	(2,778)
Net income attributable to non-controlling interests	63
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(5,510)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our corporate leverage ratio approximated 43.3% (secured mortgage notes payable plus other notes payable less on-hand cash divided by the base purchase price of acquired real estate investments) as of March 31, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2012:

		April 1, 2012 to December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$115,749	$32	$93	$110,585	$5,039
Note payable	2,500	—	2,500	—	—
	$118,249	$32	$2,593	$110,585	$5,039
Interest Payments Due:
Mortgage notes payable	$21,394	$4,263	$11,355	$5,709	$67
Note payable	508	153	355	—	—
	$21,902	$4,416	$11,710	$5,709	$67

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 10 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of March 31, 2012, our debt included fixed-rate mortgage notes, with a carrying value of $115.7 million and a fair value of $116.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $8.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $8.9 million.  At March 31, 2012, we do not have any variable rate debt.  These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

Table of Contents

As the information presented above includes only those exposures that existed as of March 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2011, except as set forth below:
Distributions paid from sources other than our cash flow from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.
For the three months ended March 31, 2012, our distributions paid of $1.3 million was funded from $0.7 million of cash flow provided by operations and $0.6 million of common stock issued under the DRIP / offering proceeds. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our IPO should rely only on the statements made in our Registration Statement, as supplemented to date, in determining whether to purchase shares of our common stock.
        From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus, as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

If our Advisor loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil, or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining these skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the advisor and property manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.
On July 29, 2011, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012. In addition to this reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. As of March 31, 2012, we owned two skilled nursing facility assets. We have, however, entered into a purchase and sale agreement to acquire a rehabilitation facility specializing in catastrophic brain and spinal injuries located in Phoenix, Arizona that is licensed as a skilled nursing facility. The operator of this facility estimates that approximately 5% of patient revenue is from Medicaid or Medicare. The percentage of patient revenue received from Medicaid or Medicare for this facility may increase in the future and we may acquire other skilled nursing facility assets that rely on revenue from Medicaid or Medicare. This reduction in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2012.
On February 18, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of March 31, 2012, we have issued 13.4 million shares of our common stock, inclusive of 0.1 million shares issued pursuant to the DRIP. As of

March 31, 2012 we had received $132.1 million of offering proceeds from the sale of common stock, excluding DRIP and net of redemptions.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2012
Selling commissions and dealer manager fees	$6,325
Other organization and offering costs	1,428
Total offering costs	$7,753
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(In thousands)	March 31, 2012
Total commissions paid to the Dealer Manager	$6,325
Less:
Commissions to participating brokers	(4,212)
Reallowance to participating broker dealers	(549)
Net to the Dealer Manager	$1,564
Cumulative offering proceeds at March 31, 2012 were $132.1 million.  The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $20.1 million, net of unpaid amounts, were less than the 15% threshold.
Cumulative offering costs incurred included $4.1 million from our Advisor and Dealer Manager. Cumulative net offering proceeds exceeded cumulative offering costs by $112.0 million at March 31, 2012.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. . We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2012, we have used the net proceeds from our IPO and debt financing to purchase 17 properties with an aggregate purchase price of $195.3 million.
During the three months ended March 31, 2012, we repurchased or accrued to repurchase approximately 17,100 shares at an average of $9.98 per share for $0.2 million attributable to death and/or disability elections.
Item 3. Defaults Upon Senior Securities.
 None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President, Chief Financial Office (Principal Financial Officer)

Date: May 8, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934