Form 10-Q
period 2012-06-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-08-06
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2012
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

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 26,121,169 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$23,322	$10,216
Buildings, fixtures and improvements	278,086	130,594
Acquired intangible lease assets	46,722	24,231
Total real estate investments, at cost	348,130	165,041
Less: accumulated depreciation and amortization	(8,356)	(1,608)
Total real estate investments, net	339,774	163,433
Cash	2,171	5,038
Restricted cash	72	32
Prepaid expenses and other assets	4,172	1,155
Deferred costs, net	4,175	2,657
Total assets	$350,364	$172,315

LIABILITIES AND EQUITY
Mortgage notes payable	$135,757	$110,721
Revolving credit facility	22,000	—
Note payable	2,500	2,500
Below-market lease liabilities, net	1,348	543
Derivatives, at fair value	545	246
Accounts payable and accrued expenses	3,010	3,972
Deferred rent and other liabilities	1,216	161
Distributions payable	1,180	347
Total liabilities	167,556	118,490
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 22,653,698 and 6,983,449 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	227	70
Additional paid-in capital	193,621	56,997
Accumulated other comprehensive loss	(545)	(246)
Accumulated deficit	(14,698)	(5,108)
Total stockholders’ equity	178,605	51,713
Non-controlling interests	4,203	2,112
Total equity	182,808	53,825
Total liabilities and equity	$350,364	$172,315

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$5,822	$12	$9,727	$12
Operating expense reimbursements	1,053	—	1,855	—
Total revenues	6,875	12	11,582	12
Operating expenses:
Property operating	1,130	—	1,909	—
Operating fees to affiliate	383	—	616	—
Acquisition and transaction related	2,822	160	3,494	160
General and administrative	204	126	455	162
Depreciation and amortization	3,905	—	6,543	—
Total operating expenses	8,444	286	13,017	322
Operating loss	(1,569)	(274)	(1,435)	(310)
Other income (expenses):
Interest expense	(1,886)	(3)	(3,478)	(3)
Other income	8	—	11	—
Total other expense	(1,878)	(3)	(3,467)	(3)
Net loss	(3,447)	(277)	(4,902)	(313)
Net loss (income) attributable to non-controlling interests	(9)	—	22	—
Net loss attributable to stockholders	(3,456)	(277)	(4,880)	(313)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(312)	—	(299)	—
Comprehensive loss attributable to stockholders	$(3,768)	$(277)	$(5,179)	$(313)

Basic and diluted weighted average shares outstanding	18,017,661	230,133	13,880,301	125,647
Basic and diluted net loss per share attributable to stockholders	$(0.19)	$(1.20)	$(0.35)	$(2.49)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	6,983,449	$70	$56,997	$(246)	$(5,108)	$51,713	$2,112	$53,825
Issuance of common stock	15,498,157	155	154,290	—	—	154,445	—	154,445
Common stock offering costs, commissions and dealer manager fees	—	—	(19,202)	—	—	(19,202)	—	(19,202)
Common stock issued through distribution reinvestment plan	183,620	2	1,742	—	—	1,744	—	1,744
Common stock repurchases	(26,100)	—	(261)	—	—	(261)	—	(261)
Share-based compensation	14,572	—	45	—	—	45	—	45
Amortization of restricted stock	—	—	10	—	—	10	—	10
Distributions declared	—	—	—	—	(4,710)	(4,710)	—	(4,710)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,300	2,300
Distributions to non-controlling interest holders	—	—	—	—	—	—	(187)	(187)
Net loss	—	—	—	—	(4,880)	(4,880)	(22)	(4,902)
Other comprehensive loss	—	—	—	(299)	—	(299)	—	(299)
Balance, June 30, 2012	22,653,698	$227	$193,621	$(545)	$(14,698)	$178,605	$4,203	$182,808

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(4,880)	$(313)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,186	—
Amortization of intangibles	1,357	—
Amortization of deferred financing costs	383	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	166	—
Net loss attributable to non-controlling interests	(22)	—
Share-based compensation	55	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,294)	(33)
Accounts payable and accrued expenses	602	66
Deferred rent and other liabilities	1,055	—
Net cash provided by (used in) operating activities	2,608	(273)
Cash flows from investing activities:
Investment in real estate and other assets	(176,676)	(3,694)
Net cash used in investing activities	(176,676)	(3,694)
Cash flows from financing activities:
Proceeds from mortgage notes payable	20,018	—
Payments of mortgage notes payable	(21)	—
Proceeds from revolving credit facility	39,000
Payments on revolving credit facility	(17,000)
Payments of deferred financing costs	(1,901)	(146)
Proceeds from issuance of common stock	152,722	5,387
Common stock repurchases	(196)	—
Payments of offering costs and fees related to stock issuances	(19,165)	(1,153)
Distributions paid	(2,133)	—
Due from affiliate	104	398
Distributions to non-controlling interests holders	(187)	—
Restricted cash	(40)	—
Net cash provided by financing activities	171,201	4,486
Net change in cash	(2,867)	519
Cash, beginning of period	5,038	—
Cash, end of period	$2,171	$519

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$2,975	$—
Cash paid for income taxes	3	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$5,039	$2,250
Common stock issued through distribution reinvestment plan	1,744	—
Reclassification of deferred offering costs	—	844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
As of June 30, 2012, the Company had 22.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds of $225.3 million. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $226.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of June 30, 2012, the Company owned 31 properties with an aggregate purchase price of $346.7 million, comprising of 1,151,649 square feet, which were 97.2% leased on a weighted average basis.
Substantially all of the Company’s business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). American Realty Capital Healthcare Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2012, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position or results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011
Real estate investments, at cost:
Land	$13,106	$850
Buildings, fixtures and improvements	147,492	4,362
Total tangible assets	160,598	5,212
Acquired intangibles:
In-place leases	21,794	732
Above-market lease assets	697	—
Below-market lease liabilities	(844)	—
Total assets acquired, net	182,245	5,944
Mortgage notes payable used to acquire real estate investments	(5,039)	(2,250)
Other liabilities assumed	(530)	—
Cash paid for acquired real estate investments	$176,676	$3,694
Number of properties purchased	17	2

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Buildings, fixtures and improvements include $7.4 million, comprised of $3.8 million, $0.9 million and $2.7 million, provisionally assigned to buildings, fixtures and improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third party specialist. The Company’s portfolio of real estate properties is comprised of the following properties as of June 30, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	8.8	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	9.3	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	8.8	191	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%	5.6	2,484	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	76.8%	7.4	1,965	22,886	8.6%	37.72
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	12.0	842	9,016	9.3%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	23.2	3,370	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	12.6	1,483	16,526	9.0%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	7.6	860	9,966	8.6%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	10.9	595	7,359	8.1%	15.20

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	12.6	1,944	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	7.8	288	3,325	8.7%	26.18
Portfolio, December 31, 2011		14	522,407	96.8%	12.4	14,581	164,485	8.9%	$29.25
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	12.6	417	4,482	9.3%	53.81
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	8.7	460	5,747	8.0%	30.67
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	9.3	730	9,161	8.0%	23.27
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	7.7	688	8,500	8.1%	22.82
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	11.3	239	2,878	8.3%	23.66
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%	9.8	883	11,045	8.0%	20.81
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%	11.0	910	10,516	8.7%	26.38
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	10.8	168	1,874	9.0%	29.34
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%	24.8	3,144	31,593	10.0%	48.37
PAPP Clinic	May 2012	1	31,213	100.0%	9.5	445	5,400	8.2%	14.26
Unitron Hearing Building	May 2012	1	81,927	100.0%	8.6	793	9,390	8.4%	9.68
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%	9.9	392	4,620	8.5%	24.03
Fresenius Medical Center	May 2012	1	18,149	100.0%	13.3	313	3,739	8.4%	17.25
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%	7.2	1,016	12,300	8.3%	24.13
Texas Clinic at Arlington	May 2012	1	66,824	95.7%	6.0	1,675	21,300	7.9%	26.49
Pinnacle Health	Jun. 2012	1	52,600	100.0%	8.0	1,423	12,900	11.0%	28.04
Cancer Care Partners	Jun. 2012	1	63,000	100.0%	13.5	2,158	26,800	8.1%	34.25
2012 Acquisitions		17	629,242	97.5%	12.6	15,854	182,245	8.7%	26.04
Portfolio, June 30, 2012		31	1,151,649	97.2%	12.5	$30,435	$346,730	8.8%	$27.49
____________________________

(1)	Remaining lease term in years as of June 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended June 30, 2012 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of June 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents pro forma information as if the acquisitions during the six months ended June 30, 2012, had been consummated on January 1, 2011:

	Six Months Ended June 30,
(In thousands)	2012	2011
Pro forma revenues	$18,151	$9,440
Pro forma net income (loss) attributable to stockholders	$117	$(1,551)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2012 — December 31, 2012	$13,853
2013	28,027
2014	28,352
2015	28,703
2016	28,796
Thereafter	267,753
$395,484
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2012 and 2011:

	June 30,
Tenant	2012	2011
Reliant Rehabilitation Hospital Dallas, LP	11.0%	—%
Reliant Rehabilitation Hospital Northwest Houston, L.P.	10.2%	—%
Texarkana Surgery Center, L.P.	*	77.1%
Renal Treatment Centers-Southeast L.P.	*	22.9%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2012 and 2011.
Note 4 — Revolving Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the amount of $50.0 million (the "Credit Facility") with KeyBank, National Association ("KeyBank"). The Credit Facility contains an “accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $250.0 million. The Credit Facility has a term of 36 months, subject to the Company's right to a 12-month extension.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company has the option, based on the Company's corporate leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 3.00% to 4.00%; or (b) the Base Rate, plus an applicable margin that ranges from 1.50% to 2.50%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate” or (ii) 0.5% above the federal funds effective rate. Once the Company reaches net worth exceeding $350.0 million, the applicable margin will be reduced by 0.35%. The Credit Facility requires an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is less than 50% of the available facility, respectively.
The Credit Facility provides for monthly interest payments with all principal outstanding being due on the maturity date in May 2015. The Credit Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal outstanding. As of June 30, 2012, there was $22.0 million outstanding under the Credit Facility at an interest rate of 3.24%, with an unused borrowing capacity of $28.0 million available to the Company.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the Credit Facility agreement.
Note 5 — Note Payable
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 6 — Mortgage Notes Payable
 The Company's mortgage notes payable as of June 30, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount as of		Effective
Portfolio	Encumbered Properties	June 30, 2012	December 31, 2011	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,209	$2,230	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	1	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	—	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	—	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	—	4.98%		Fixed	Sep. 2015
Carson Tahoe Medical Office Building	1	4,675	—	3.88%	(2)	Fixed	Jun. 2017
Total	13	$135,757	$110,721	4.88%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second, and third tranches of a $127.7 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 10 properties (the “Mortgage Loan”). The Mortgage Loan originally included a commitment of $150.0 million for 12 properties. However, the Company subsequently decided not to purchase two of the properties, representing $22.3 million of the loan. The Mortgage Loan will be funded in four tranches contemporaneously with the acquisition of each property in the portfolio. The mortgages for each of the properties will be cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral. The Mortgage Loan has $21.5 million of mortgage proceeds available to purchase the remaining two properties in the portfolio. If the Company acquires the properties relating to the fourth tranche of the mortgage loan without financing under the Mortgage Loan, then the Company will be subject to a penalty equal to 1% of the unfunded loan commitment.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2012.
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2012:

(In thousands)	Future Principal Payments
July 1, 2012 — December 31, 2012	$21
2013	45
2014	48
2015	106,293
2016	19,636
Thereafter	9,714
$135,757

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2012, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 7 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Interest rate swaps	$—	$545	$—	$545
December 31, 2011
Interest rate swaps	$—	$246	$—	$246
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$135,757	$137,942	$110,721	$110,908
Revolving credit facility	3	$22,000	$22,000	$—	$—
Note payable	3	$2,500	$2,500	$2,500	$2,500
 The fair value of the mortgage notes payable, revolving credit facility, and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months , the Company estimates that an additional $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

As of June 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk.

	June 30, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	3	$22,266	2	$17,591
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012 and December 31, 2011.

(In thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(545)	$(246)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(363)	$—	$(404)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(52)	$—	$(106)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of June 30, 2012, the fair value of derivatives in a liability position related to these agreements was $0.5 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.5 million at June 30, 2012.
Note 9 — Common Stock
As of June 30, 2012 and December 31, 2011, the Company had 22.7 million and 7.0 million shares of common stock outstanding from total proceeds, including DRIP, of $225.3 million and $69.4 million, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

On May 12, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018082192 per day or $0.66 annually per common share. On December 10, 2011, the board of directors authorized and the Company declared, an increase in the distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.00186301370 per day or $0.68 annually per common share beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Note 10 — Commitments and Contingencies
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
Note 11 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of June 30, 2012 and December 31, 2011.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from the Dealer Manager during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Total commissions and fees incurred from the Dealer Manager	$9,020	$390	$15,345	$390
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements from the Advisor and Dealer Manager during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$2,123	$751	$3,086	$1,170

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.1 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $31.5 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.3 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
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
The Company will pay the Advisor an annual fee of up to 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions paid with respect to such six month period.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following tables detail amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
(In thousands)	Incurred	Forgiven (1)	Incurred	Forgiven (1)
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,346	$—	$119	$—
Financing coordination fees	700	—	23	—
Other expense reimbursements	40	—	—	—
Ongoing fees:
Asset management fees (2)	383	110	—	1
Property management and leasing fees	—	85	—	—
Total related party operation fees and reimbursements	$3,469	$195	$142	$1

	Six Months Ended June 30,
	2012		2011
(In thousands)	Incurred	Forgiven (1)	Incurred	Forgiven (1)
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,839	$—	$119	$—
Financing coordination fees	738	—	23	—
Other expense reimbursements	52	—	—	—
Ongoing fees:
Asset management fees(2)	616	210	—	1
Property management and leasing fees	—	142	—	—
Total related party operation fees and reimbursements	$4,245	$352	$142	$1
_____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

(2)	The Company had $0.1 million of asset management fees payable to the Advisor as of June 30, 2012.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three and six months ended June 30, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. There were no such costs absorbed by the Advisor during the three and six months ended June 30, 2012 or 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2012 or 2011.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and six months ended June 30, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during three and six months ended June 30, 2012 or 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 12 — Economic Dependency
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	12,000	9.25
Vested	(1,800)	10.00
Forfeitures	(2,400)	10.00
Unvested, June 30, 2012	16,800	$9.46
The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 and $7,000 for the three months ended June 30, 2012 and June 30, 2011. Compensation expense related to restricted stock was approximately $10,000 and $7,000 for the six months ended June 30, 2012 and June 30, 2011.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Six Months Ended June 30,
	2012	2011
Shares issued in lieu of cash	4,972	—
Value of shares issued in lieu of cash (in thousands)	$45	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 14 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to stockholders (in thousands)	$(3,456)	$(277)	$(4,880)	$(313)
Weighted average common shares outstanding	18,017,661	230,133	13,880,301	125,647
Net loss per share attributable to stockholders, basic and diluted	$(0.19)	(1.20)	$(0.35)	$(2.49)
As of June 30, 2012 and June 30, 2011, the Company had 16,800 and 9,000 shares of unvested restricted stock outstanding, respectively, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 15 – Non-Controlling Interests
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties. There were no such arrangements with third parties in-place at June 30, 2011:

				As of June 30, 2012		Distributions
(Dollar amounts in thousands)		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Three Months Ended	Six Months Ended
Property Name	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	June 30, 2012	June 30, 2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,773	$24,850	$40	$85
Odessa Regional Medical Center	Dec. 2011	33	1%	7,120	4,047	—	—
Methodist North Medical Office Building	Dec. 2011	111	1%	23,989	13,544	—	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,999	5,039	55	102
Total		$4,444		$72,881	$47,480	$95	$187
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of July 31, 2012, the Company had 26.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of July 31, 2012, the aggregate value of all share issuances was $260.9 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Total capital including sales from common stock and proceeds under the DRIP, net of repurchases is as follows:

Source of Capital (in thousands)	Inception to June 30, 2012	July 1 to July 31, 2012	Total
Common stock	$225,348	$34,490	$259,838
Contributions from non-controlling interest holders	4,444	—	4,444
	$229,792	$34,490	$264,282
Acquisitions
On July 26, 2012, the Company acquired three medical office buildings containing 226,046 rentable square feet, located in Wisconsin for a purchase price of $63.0 million, excluding acquisition costs. The properties are 100% leased to subsidiaries of Aurora Healthcare, Inc. with an initial lease term of 15 years that expire in December 2021. The annualized rental income for the remaining term of the lease is $5.0 million or $22.26 per rentable square foot. The Company assumed mortgage note obligations from the seller aggregating $49.6 million, which bear interest at 5.52% and mature in January 2017.

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
As of June 30, 2012, we had 22.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds of $225.3 million. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $226.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011.  As of June 30, 2012, we owned 31 properties with an aggregate purchase price of $346.7 million, comprising 1,151,649 square feet, which were 97.2% leased on a weighted average basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position or results of operations.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of June 30, 2012, we owned 31 properties with an aggregate purchase price of $346.7 million, comprising of 1,151,649 square feet which were 97.2% leased on a weighted average basis. The annualized rental income per square foot of the properties at June 30, 2012 was $27.49 with a weighted average remaining lease term of approximately 12.5 years. As of June 30, 2011, we owned two properties with an aggregate purchase price of $5.9 million, comprised of 22,864 square feet which were 100.0% leased. Accordingly, our results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Rental Income
Rental income was $5.8 million for the three months ended June 30, 2012. Rental income was driven by our acquisition of $346.7 million of properties, which were 97.2% leased as of June 30, 2012 with an annualized rental income per square foot of $27.49. Rental income was approximately $12,000 for the three months ended June 30, 2011, which was derived from our acquisitions of $5.9 million of properties in June 30, 2011, representing 22,864 square feet, which were 100.0% leased with an annualized rental income per square foot of $24.45.
Operating Expense Reimbursements
Operating expense reimbursements were $1.1 million for the three months ended of June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursement revenue for the three months ended June 30, 2011, since the tenants in the two properties we owned as of June 30, 2011 were directly responsible for all operating costs.
Property Operating Expenses
Property operating expenses for the three months ended June 30, 2012 were $1.1 million. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. There were no property operating expenses for the three months ended June 30, 2011, since the tenants in the two properties we owned as of June 30, 2011, were directly responsible for all operating expenses.
Fees to Affiliates
Our Advisor and Property Manager are entitled to asset management and property management fees for managing our properties on a day-to-day basis. We incurred $0.4 million in asset management fees from our Advisor during the three months ended June 30, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the three months ended June 30, 2012. For the three months ended June 30, 2012, we would have incurred additional asset management fees and property management fees of $0.2 million had these fees not been waived. For the three months ended June 30, 2011, we would have incurred asset management fees and property management fees of approximately $1,000 had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of June 30, 2012 were $2.8 million. These costs related to our acquisition of 12 properties with an aggregate purchase price of $151.5 million. Acquisition and transaction related costs for the three months ended June 30, 2011 were $0.2 million. These costs relate to our acquisition of two properties with an aggregate purchase price of $5.9 million.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $0.2 million for the three months ended June 30, 2012 from approximately $0.1 million for the three months ended June 30, 2011. Professional fees and bank fees increased to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense of $3.9 million for the three months ended June 30, 2012, related to the 31 properties purchased for an aggregate purchase price of $346.7 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There was no depreciation and amortization expense for the three months ended June 30, 2011. We do not begin depreciation and amortization on properties purchased after the 15th of the month until the beginning of the next month.
Interest Expense
Interest expense of $1.9 million for the three months ended June 30, 2012, primarily related to mortgage notes payable of $135.8 million with a weighted average effective interest rate of 4.88%. We view these secured financing sources as an efficient and accretive means to acquire properties. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0% and matures in September 2014 and our revolving credit facility with a balance of $22.0 million as of June 30, 2012. The first advance under the revolving credit facility occurred in May 2012 and bore interest at a variable rate during the period outstanding of 3.2%. Interest expense of approximately $3,000 for the three months ended June 30, 2011 related to one mortgage notes payable of $2.3 million with a weighted average effective interest rate of 5.50%, received in June 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Income Attributable to Non-Controlling Interests
 Net income attributable to non-controlling interests of $9,000 during the three months ended June 30, 2012 represents the net income that is related to non-controlling interest holders. There were no non-controlling interest arrangements for the three months ended June 30, 2011.
Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Rental Income
Rental income was $9.7 million for the six months ended June 30, 2012. Rental income was driven by our acquisition of $346.7 million of properties, which were 97.2% leased as of June 30, 2012 with an annualized rental income per square foot of $27.49. Rental income was approximately $12,000 for the six months ended June 30, 2011, which was derived from our acquisition of $5.9 million of properties in June 30, 2011, representing 22,864 square feet, which were 100.0% leased with an annualized rental income per square foot of $24.45.
Operating Expense Reimbursements
Operating expense reimbursements were $1.9 million for the six months ended of June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursement revenue for the six months ended June 30, 2011, since the tenants in the two properties we owned as of June 30, 2011, were directly responsible for all operating costs.
Property Operating Expenses
Property operating expenses for the six months ended June 30, 2012 were $1.9 million. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. There were no property operating expenses for the six months ended June 30, 2011, since the tenants in the two properties we owned as of June 30, 2011, were directly responsible for all operating expenses.
Fees to Affiliates
Our Advisor and Property Manager are entitled to asset management and property management fees for managing our properties on a day-to-day basis. We incurred $0.6 million in asset management fees from our Advisor during the six months ended June 30, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the six months ended June 30, 2012, respectively. For the six months ended June 30, 2012, we would have incurred additional asset management fees and property management fees of $0.4 million had these fees not been waived. For the six months ended June 30, 2011. we would have incurred asset management fees and property management fees of approximately $1,000 had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the six months ended of June 30, 2012 were $3.5 million. These costs related to our acquisition of 17 properties with an aggregate purchase price of $182.2 million. For the six months ended June 30, 2011, acquisition and transaction related costs were $0.2 million, which related to the acquisition of two properties with an aggregate purchase price of $5.9 million.
General and Administrative Expenses
General and administrative expenses increased $0.3 million to $0.5 million for the six months ended June 30, 2012 from $0.2 million for the six months ended June 30, 2011. Professional fees, bank fees, board member compensation, and insurance expense increased to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense of $6.5 million for the six months ended June 30, 2012, related to the 31 properties purchased for an aggregate purchase price of $346.7 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There was no depreciation and amortization expense for the six months ended June 30, 2011. We do not begin depreciation and amortization on properties purchased after the 15th of the month until the beginning of the next month.

Interest Expense
Interest expense of $3.5 million for the six months ended June 30, 2012, primarily related to mortgage notes payable of $135.8 million with a weighted average effective interest rate of 4.88%. We view these secured financing sources as an efficient and accretive means to acquire properties. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0% and matures in September 2014, and our revolving credit facility with a balance of $22.0 million as of June 30, 2012. The first advance under the credit facility occurred in May 2012 and bore interest at a variable rate during the period outstanding of 3.2%. Interest expense of approximately $3,000 for the six months ended June 30, 2011 related to one mortgage note payable of $2.3 million with a weighted average effective interest rate of 5.50%, received in June 2011.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
 Net loss attributable to non-controlling interests of $22,000 during the six months ended June 30, 2012 represents the net loss that is related to non-controlling interest holders. The net loss primarily related to acquisition and transaction related expenses and depreciation and amortization expense. There were no non-controlling interest arrangements for the six months ended June 30, 2011.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash provided by operating activities was $2.6 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2012 include $3.5 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $2.2 million (net loss of $4.9 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $7.1 million), an increase of $0.6 million in accounts payable, accrued expenses and an increase of $1.1 million in deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $1.3 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
The net cash used in investing activities during the six months ended June 30, 2012 of $176.7 million related to the acquisition of 17 properties with an aggregate gross purchase price of $182.2 million. One property was financed at acquisition with a mortgage note payable of $5.0 million during the six months ended June 30, 2012. We assumed $0.5 million of other liabilities in connection with acquisitions related to tenant deposits and improvements.
Net cash provided by financing activities of $171.2 million during the six months ended June 30, 2012 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $152.5 million, net proceeds received under our revolving credit facility of $22.0 million, proceeds from mortgage notes payable of $20.0 million and proceeds received from affiliates of $0.1 million. These cash inflows was partially offset by payments related to offering costs of $19.2 million, distributions to stockholders of $2.1 million, payments related to financing costs of $1.9 million and distributions to non-controlling interest holders of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2011
During the six months ended June 30, 2011, net cash used in operating activities of $0.3 million was primarily due to a net loss of $0.3 million.
The net cash used in investing activities during the six months ended June 30, 2011 of $3.7 million related to the acquisition of two properties in June 2011 with an aggregate gross purchase price of $5.9 million. One of the properties was financed at acquisition date with a $2.3 million mortgage note payable.
Net cash provided by financing activities during the six months ended June 30, 2011 totaled $4.5 million. Cash inflows consisted of $5.4 million from the issuance of common stock and $0.4 million of proceeds from affiliates. These cash inflows were partially offset by $1.2 million and $0.1 million in payments related to offering costs and financing costs, respectively.
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2011.  As of June 30, 2012, we owned 31 properties with an aggregate purchase price of $346.7 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO, as well as proceeds from secured financings and our revolving credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our revolving credit facility to complete future property acquisitions. As of June 30, 2012, we had 22.7 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP from proceeds of $225.3 million. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50 million. The credit facility contains an “accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $250 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. On July 25, 2012, the Company paid $10.0 million on the credit facility, decreasing the balance outstanding to $12.0 million. In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 12 properties. The mortgage commitment has decreased to $127.7 million due to our decision not to purchase two properties which represented $22.3 million of the total commitment. Through June 30, 2012, we entered into mortgage loans under the commitment aggregating $106.2 million in connection with the acquisition of the first eight properties under the first, second and third tranches of this multi-tranche mortgage loan. Thus, $21.5 million of mortgage proceeds remains available to purchase the remaining two properties in the portfolio.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the six months ended, we received five requests to repurchase an aggregate of 26,100 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the repurchase requests of 17,100 shares at an average price per share of $9.98. As of June 30, 2012, we approved the repurchase request of 9,000 shares, at an average price per share of $10.00. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
As of June 30, 2012, we had cash of $2.2 million.  We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings and our credit facility, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2012. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2012	June 30, 2012	June 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)	$(3,456)	$(4,880)
Depreciation and amortization	2,536	3,781	6,317
FFO	1,112	325	1,437
Acquisition fees and expenses (1)	631	2,822	3,453
Amortization of above or below market leases and liabilities (2)	82	84	166
Straight-line rent (3)	(422)	(583)	(1,005)
MFFO	$1,403	$2,648	$4,051
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
During the six months ended June 30, 2012, distributions paid to common stockholders totaled $3.9 million, inclusive of $1.7 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the three and six months ended June 30, 2012, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended				Six Months Ended
	March 31, 2012		June 30, 2012		June 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$726		$1,407		$2,133
Distributions reinvested	580		1,164		1,744
Total distributions	$1,306		$2,571		$3,877

Source of distribution coverage:
Cash flows provided by operations (1)	$726	55.6%	$1,407	54.7%	$2,133	55.0%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Common stock issued under the DRIP / offering proceeds	580	44.4%	1,164	45.3%	1,744	45.0%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$1,306	100.0%	$2,571	100.0%	$3,877	100.0%

Cash flows provided by operations (GAAP basis)	$851		$1,757		$2,608

Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)		$(3,456)		$(4,880)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2012 and June 30, 2012 and the six months ended June 30, 2012 include acquisition and transaction related expenses of $0.7 million, $2.8 million, and $3.5 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through June 30, 2012:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	June 30, 2012
Distributions paid:
Common stockholders in cash	$2,509
Common stockholders pursuant to DRIP/offering proceeds	2,043
Total distributions paid	$4,552

Reconciliation of net loss:
Revenues	$14,896
Acquisition and transaction-related	(6,909)
Depreciation and amortization	(8,078)
Other operating expenses	(4,273)
Other non-operating expenses	(4,656)
Net income attributable to non-controlling interests	54
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(8,966)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 39.2% (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) as of June 30, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2012:

		July 1, 2012 to December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$135,757	$21	$93	$125,929	$9,714
Revolving credit facility	22,000	—	—	22,000	—
Note payable	2,500	—	2,500	—	—
	$160,257	$21	$2,593	$147,929	$9,714
Interest Payments Due:
Mortgage notes payable	$23,409	$3,323	$13,248	$6,685	$153
Revolving credit facility	2,088	361	1,446	281	—
Note payable	457	102	355	—	—
	$25,954	$3,786	$15,049	$6,966	$153
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

 Off-Balance Sheet Arrangements
In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 12 properties. The mortgage commitment has decreased due to our decision not to purchase two properties which represented $22.3 million of the total commitment. Through June 30, 2012, we entered into mortgage loans under the commitment aggregating $106.2 million in connection with the acquisition of the first eight properties under the first, second and third tranches of this multi-tranche mortgage loan. Thus, $21.5 million of mortgage proceeds remains available to purchase the remaining two properties in the portfolio. If we acquire the properties relating to the fourth tranche of the mortgage loan without financing under this loan, then we will be subject to a penalty equal to 1% of the unfunded loan commitments.
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50 million. The credit facility contains an “accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $250 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. As of June 30, 2012, we had $22.0 million outstanding under the credit facility with an unused borrowing capacity available of $28.0 million.
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
As of June 30, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value of $138.3 million and a fair value of $140.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $7.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $11.4 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
At June 30, 2012 our debt included a variable-rate revolving credit facility with a carrying and fair value of $22.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate note payable would increase or decrease our interest expense by approximately $0.2 million annually.
As the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", set forth in our Registration Statement (File No. 333-169075), as amended from time to time, and as supplemented by or Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the SEC on May 8, 2012. The following risk factors should be considered regarding our potential risks and uncertainties:
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations was $2.6 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we paid distributions of $3.9 million, of which $2.1 million was funded from cash flows from operations and $1.7 million, or 45.0% was funded from proceeds from common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2012.
On February 18, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of June 30, 2012, we have issued 22.7 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of June 30, 2012 we had received $225.3 million of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.

The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2012
Selling commissions and dealer manager fees	$15,345
Other offering costs	3,857
Total offering costs	$19,202
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Six Months Ended
(In thousands)	June 30, 2012
Total commissions paid to the Dealer Manager	$15,345
Less:
Commissions to participating brokers	(10,329)
Reallowance to participating broker dealers	(1,334)
Net to the Dealer Manager	$3,682
The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $31.5 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2012. Offering proceeds of $225.3 million exceeded cumulative offering costs by $193.8 million at June 30, 2012.
Cumulative offering costs incurred included $6.3 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2012, we have used the net proceeds from our IPO, revolving credit facility, and debt financings to purchase 31 properties with an aggregate purchase price of $346.7 million.
During the six months ended, we received five requests to repurchase an aggregate of 26,100 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the repurchase requests of 17,100 shares at an average price per share of $9.98. As of June 30, 2012, we approved the repurchase request of 9,000 shares, at an average price per share of $10.00. We fund share repurchases from proceeds from our offering. As of the date of this filing, we are not aware of any other repurchase requests.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of the Company
10.2 *
Amended and Restated Advisory Agreement, between American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC

10.18 *
Senior Secured Revolving Credit Agreement, dated as of May 25, 2012 by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., KeyBank National Association, the other lenders named thereto and KeyBank Capital Markets

10.19 *
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.20 *	Mortgage Note, dated as of December 6, 2006, given by PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.21 *
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Neenah, L.L.C, JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.22 *	Mortgage Note, dated as of December 6, 2006, given by PMZ- Neenah, L.L.C. JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.23 *
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.24 *	Mortgage Note, dated as of December 6, 2006, given by PMZ- Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.25 *	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C and ARHC AMHTDWI01, LLC
10.26 *	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ- Neenah, L.L.C. JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. and ARHC AMNNHWI01, LLC
10.27 *
Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. and ARHC AMTRVWI01, LLC

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
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012