Form 10-Q/A
period 2012-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-11-13
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012
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

The number of outstanding shares of the registrant’s common stock on October 31, 2012 was 40,320,035 shares.

Explanatory Note

On November 13, 2012, due to a clerical error, an incorrect version of Exhibit 10.2 – Second Amended and Restated Advisory Agreement by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC, dated as of November 12, 2012, was  filed with American Realty Capital Healthcare Trust Inc.’s Quarterly Report on Form 10-Q (the “Original Filing”). Accordingly, American Realty Capital Healthcare Trust, Inc. is submitting this Exhibits Only Quarterly Report on Form 10-Q herewith solely for the purposes of replacing Exhibit 10.2, as attached.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.