Form 10-Q
period 2012-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-11-13
CIK 1499875

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$30,221	$10,216
Buildings, fixtures and improvements	372,002	130,594
Acquired intangible lease assets	58,425	24,231
Total real estate investments, at cost	460,648	165,041
Less: accumulated depreciation and amortization	(13,993)	(1,608)
Total real estate investments, net	446,655	163,433
Cash	28,831	5,038
Restricted cash	100	32
Prepaid expenses and other assets	5,945	1,155
Deferred costs, net	4,984	2,657
Total assets	$486,515	$172,315

LIABILITIES AND EQUITY
Mortgage notes payable	$200,106	$110,721
Mortgage premium, net	3,085	—
Note payable	2,500	2,500
Below-market lease liabilities, net	1,279	543
Derivatives, at fair value	690	246
Accounts payable and accrued expenses	4,137	3,972
Deferred rent and other liabilities	735	161
Distributions payable	1,790	347
Total liabilities	214,322	118,490
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 33,887,682 and 6,983,449 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	339	70
Additional paid-in capital	289,988	56,997
Accumulated other comprehensive loss	(690)	(246)
Accumulated deficit	(21,569)	(5,108)
Total stockholders’ equity	268,068	51,713
Non-controlling interests	4,125	2,112
Total equity	272,193	53,825
Total liabilities and equity	$486,515	$172,315

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$8,722	$356	$18,449	$368
Operating expense reimbursements	1,472	80	3,327	80
Total revenues	10,194	436	21,776	448
Operating expenses:
Property operating	1,586	85	3,495	85
Operating fees to affiliate	371	—	987	—
Acquisition and transaction related	1,787	1,149	5,281	1,309
General and administrative	235	89	690	251
Depreciation and amortization	5,629	105	12,172	105
Total operating expenses	9,608	1,428	22,625	1,750
Operating income (loss)	586	(992)	(849)	(1,302)
Other income (expenses):
Interest expense	(2,642)	(126)	(6,120)	(129)
Other income	5	—	16	—
Total other expense	(2,637)	(126)	(6,104)	(129)
Net loss	(2,051)	(1,118)	(6,953)	(1,431)
Net loss (income) attributable to non-controlling interests	(10)	—	12	—
Net loss attributable to stockholders	(2,061)	(1,118)	(6,941)	(1,431)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(145)	—	(444)	—
Comprehensive loss attributable to stockholders	$(2,206)	$(1,118)	$(7,385)	$(1,431)

Basic and diluted weighted average shares outstanding	28,039,573	1,510,422	18,634,509	592,311
Basic and diluted net loss per share attributable to stockholders	$(0.07)	$(0.74)	$(0.37)	$(2.42)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine months ended September 30, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	6,983,449	$70	$56,997	$(246)	$(5,108)	$51,713	$2,112	$53,825
Issuance of common stock	26,563,416	266	264,386	—	—	264,652	—	264,652
Common stock offering costs, commissions and dealer manager fees	—	—	(34,528)	—	—	(34,528)	—	(34,528)
Common stock issued through distribution reinvestment plan	383,893	4	3,642	—	—	3,646	—	3,646
Common stock repurchases	(59,870)	(1)	(593)	—	—	(594)	—	(594)
Share-based compensation	16,794	—	84	—	—	84	—	84
Distributions declared	—	—	—	—	(9,520)	(9,520)	—	(9,520)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,300	2,300
Distributions to non-controlling interest holders	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	(6,941)	(6,941)	(12)	(6,953)
Other comprehensive loss	—	—	—	(444)	—	(444)	—	(444)
Balance, September 30, 2012	33,887,682	$339	$289,988	$(690)	$(21,569)	$268,068	$4,125	$272,193

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(6,941)	$(1,431)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,623	82
Amortization of intangibles	2,549	23
Amortization of deferred financing costs	729	11
Amortization of mortgage premium	(133)	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	235	—
Net loss attributable to non-controlling interests	(12)	—
Share-based compensation	84	11
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,825)	(218)
Accounts payable and accrued expenses	1,172	155
Deferred rent and other liabilities	574	102
Net cash provided by (used in) operating activities	5,055	(1,265)
Cash flows from investing activities:
Investment in real estate and other assets	(236,506)	(20,395)
Net cash used in investing activities	(236,506)	(20,395)
Cash flows from financing activities:
Proceeds from notes payable	—	2,500
Proceeds from mortgage notes payable	34,777	—
Payments of mortgage notes payable	(31)	(9)
Proceeds from revolving credit facility	39,000	—
Payments on revolving credit facility	(39,000)	—
Payments of deferred financing costs	(3,056)	(1,304)
Proceeds from issuance of common stock	262,687	29,559
Common stock repurchases	(286)	—
Payments of offering costs and fees related to stock issuances	(34,447)	(6,127)
Distributions paid	(4,431)	(51)
Due from/to affiliate	374	(78)
Distributions to non-controlling interests holders	(275)	—
Restricted cash	(68)	(15)
Net cash provided by financing activities	255,244	24,475
Net change in cash	23,793	2,815
Cash, beginning of period	5,038	—
Cash, end of period	$28,831	$2,815

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$5,175	$109
Cash paid for income taxes	4	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$54,639	$48,109
Premiums on assumed mortgage notes payable	3,218	—
Common stock issued through distribution reinvestment plan	3,646	44
Reclassification of deferred offering costs	—	844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the “Company”), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169075) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in the IPO.
As of September 30, 2012, the Company had 33.9 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $337.1 million, including shares issued under the DRIP. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $338.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of September 30, 2012, the Company owned 36 properties with an aggregate purchase price of $456.2 million, comprising of 1,518,016 rentable square feet, which were 97.7% leased on a weighted average basis.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2012, other than the updates described below.
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011
Real estate investments, at cost:
Land	$20,005	$6,248
Buildings, fixtures and improvements	241,490	52,394
Total tangible assets	261,495	58,642
Acquired intangibles:
In-place leases	33,546	8,235
Above-market lease assets	697	2,567
Below-market lease liabilities	(845)	(557)
Total assets acquired, net	294,893	68,887
Mortgage notes payable used to acquire real estate investments	(54,639)	(48,109)
Premium on mortgages assumed	(3,218)	—
Other liabilities assumed	(530)	(383)
Cash paid for acquired real estate investments	$236,506	$20,395
Number of properties purchased	22	8
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company’s portfolio of real estate properties is comprised of the following properties as of Sep

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

tember 30, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	8.6	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	9.1	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	8.6	191	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%	5.4	2,483	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	74.3%	7.2	1,963	22,886	8.6%	38.23
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	11.8	847	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	22.9	3,371	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	12.3	1,499	16,526	9.1%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	7.3	860	9,966	8.6%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	10.7	595	7,359	8.1%	15.20

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	12.4	1,944	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	7.6	288	3,325	8.7%	26.18
Portfolio, December 31, 2011		14	522,407	96.4%	12.2	14,600	164,485	8.9%	$29.27
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	12.3	417	4,482	9.3%	53.81
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	8.4	460	5,747	8.0%	30.67
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	9.0	730	9,161	8.0%	23.27
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	7.5	685	8,500	8.1%	22.82
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	11.0	239	2,878	8.3%	23.66
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%	9.6	864	11,045	7.8%	20.81
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%	10.8	910	10,516	8.7%	26.38
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	10.6	168	1,874	9.0%	29.34
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%	24.6	3,144	31,593	10.0%	48.37
PAPP Clinic	May 2012	1	31,213	100.0%	9.2	441	5,400	8.2%	14.26
Unitron Hearing Building	May 2012	1	81,927	100.0%	8.3	793	9,390	8.4%	9.68
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%	9.6	392	4,620	8.5%	24.03
Fresenius Medical Center	May 2012	1	18,149	100.0%	13.0	313	3,739	8.4%	17.25
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%	6.9	1,004	12,300	8.2%	24.13
Texas Clinic at Arlington	May 2012	1	66,824	95.7%	5.7	1,662	21,300	7.8%	26.49
Pinnacle Health	Jun. 2012	1	52,600	100.0%	7.8	1,379	12,900	10.7%	28.04
Cancer Care Partners	Jun. 2012	1	63,000	100.0%	13.3	2,158	26,800	8.1%	34.25
Aurora Health Care	Jul. 2012	3	226,046	100.0%	9.3	5,033	63,000	8.0%	22.27
Baylor Institute for Rehabilitation at Fort Worth	Aug. 2012	1	40,000	100.0%	11.4	1,347	16,000	8.4%	33.68
Bronson Lake View	Sep. 2012	1	100,321	100.0%	8.8	2,336	30,430	7.7%	23.29
2012 Acquisitions		22	995,609	98.4%	12.5	24,475	291,675	8.4%	25.20
Portfolio, September 30, 2012		36	1,518,016	97.7%	11.6	$39,075	$456,160	8.6%	$26.58
___________________________

(1)	Remaining lease term in years as of September 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended September 30, 2012 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table presents pro forma information as if the acquisitions during the nine months ended September 30, 2012, had been consummated on January 1, 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Pro forma revenues	$33,731	$21,030
Pro forma net income attributable to stockholders	$1,862	$5,086

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2012 — December 31, 2012	$8,939
2013	36,340
2014	36,686
2015	37,095
2016	37,493
Thereafter	305,508
$462,061
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012 and 2011:

	September 30,
Tenant	2012	2011
Carson Tahoe Regional Healthcare	*	27.4%
San Martin Surgery Center, LLC	*	14.1%
CareMeridian	*	13.8%
ContinueCare Hospital of Carson Tahoe	*	11.0%
Reliant Rehabilitation	16.6%	*
Aurora Medical Group, Inc.	12.8%	*
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2012 and 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of September 30, 2012 and 2011:

	September 30,
State	2012	2011
Arizona	*	13.8%
Nevada	13.4%	74.0%
Texas	36.7%	*
Wisconsin	14.6%	*
____________________________
* State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
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
The Company has the option, based on the Company's corporate leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 3.00% to 4.00%; or (b) the Base Rate, plus an applicable margin that ranges from 1.50% to 2.50%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate” or (ii) 0.5% above the federal funds effective rate. Once the Company reaches net worth exceeding $350.0 million, the applicable margin will be reduced by 0.35%. The Credit Facility requires an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is equal to or less than 50% of the available facility, respectively.
The Credit Facility provides for monthly interest payments with all principal outstanding being due on the maturity date in May 2015. The Credit Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal outstanding. As of September 30, 2012, there was no outstanding balance under the Credit Facility, resulting in an unused borrowing capacity of $42.3 million based on the collateral assigned to the Credit Facility as of September 30, 2012.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the Credit Facility agreement.
On October 25, 2012, the Company increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments up to a maximum of $400.0 million. (see Note 16 — Subsequent Events)
Note 5 — Note Payable
In September 2011, the Company entered into an unsecured $2.5 million note payable with an unaffiliated third party investor. The note bears interest at a fixed rate of 8.0% per annum and matures in September 2014. The note has two one-year extension options. The note requires monthly interest payments with the principal balance due at maturity. The note may be repaid at any time, in whole or in part, without premium or penalty. Notwithstanding the foregoing, after the initial maturity date, the lender has a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days’ notice.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 6 — Mortgage Notes Payable
 The Company's mortgage notes payable as of September 30, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount as of		Effective
Portfolio	Encumbered Properties	September 30, 2012	December 31, 2011	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,198	$2,230	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	1	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	—	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	—	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	—	4.98%		Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	—	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	—	4.11%		Fixed	Sep. 2017
Unitron	1	4,000	—	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	—	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care	3	49,600	—	5.60%		Fixed	Jan. 2017
Total	19	$200,106	$110,721	5.00%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second, and third tranches of a $127.7 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 10 properties (the “Mortgage Loan”). The Mortgage Loan originally included a commitment of $150.0 million for 12 properties. However, the Company subsequently did not to purchase two of the properties, representing $22.3 million of the loan. The Mortgage Loan will be funded in four tranches contemporaneously with the acquisition of each property in the portfolio. The mortgages for each of the properties will be cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral. The Mortgage Loan has $21.5 million of mortgage proceeds available to purchase the remaining two properties in the portfolio. If the Company acquires the properties relating to the fourth tranche of the mortgage loan without financing under the Mortgage Loan, then the Company will be subject to a penalty equal to 1% of the unfunded loan commitment.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2012.
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2012:

(In thousands)	Future Principal Payments
October 1, 2012 — December 31, 2012	$10
2013	45
2014	48
2015	106,293
2016	19,636
Thereafter	74,074
$200,106

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2012, the Company was in compliance with debt covenants under the mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Interest rate swaps	$—	$690	$—	$690
December 31, 2011
Interest rate swaps	$—	$246	$—	$246

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable and premiums, net	3	$203,191	$210,968	$110,721	$110,908
Note payable	3	$2,500	$3,026	$2,500	$2,500
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
As of September 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	September 30, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	3	$22,266	2	$17,591
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011.

(In thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(690)	$(246)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(206)	$—	$(610)	$—
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(60)	$—	$(166)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
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
As of September 30, 2012, the fair value of derivatives in a liability position related to these agreements was $0.7 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.7 million at September 30, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 9 — Common Stock
As of September 30, 2012 and December 31, 2011, the Company had 33.9 million and 7.0 million shares of common stock outstanding, including DRIP, from total proceeds of $337.1 million and $69.4 million, respectively.
On May 12, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018082192 per day or $0.66 annually per share of common stock. On December 10, 2011, the board of directors authorized and the Company declared, an increase in the distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.00186301370 per day or $0.68 annually per share of common stock beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
Note 11 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of September 30, 2012 and December 31, 2011.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from the Dealer Manager during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Total commissions and fees incurred from the Dealer Manager	$10,970	$2,431	$26,315	$2,821
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements from the Advisor and Dealer Manager during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$4,057	$1,146	$7,143	$2,316

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $8.7 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $46.8 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.3 million and $0.2 million as of September 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
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
Until October 1, 2012, the Company paid the Advisor an annual fee of up to 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable on a monthly basis, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  The asset management fee was reduced to the extent, if any, that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period. Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof, to the Advisor and the subordination thereof to distribution coverage was eliminated and replaced with the potential issuance to the Advisor of Class B units (as defined and described in Note 16 — Subsequent Events).
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively, plus market-based leasing commission applicable to the geographic location of each property.  The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following tables detail amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,678	$—	$1,055	$—
Financing coordination fees	644	—	458	—
Other expense reimbursements	81	—	—	—
Ongoing fees:
Asset management fees (1)	371	387	—	28
Property management and leasing fees	—	130	—	6
Total related party operation fees and reimbursements	$2,774	$517	$1,513	$34

	Nine Months Ended September 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,517	$—	$1,174	$—
Financing coordination fees	1,382	—	481	—
Other expense reimbursements	133	—	—	—
Ongoing fees:
Asset management fees(1)	987	597	—	28
Property management and leasing fees	—	271	—	6
Total related party operation fees and reimbursements	$7,019	$868	$1,655	$34
_____________________________

(1)	The Company had $0.4 million of asset management fees payable to the Advisor as of September 30, 2012.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three and nine months ended September 30, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. There were no such costs absorbed by the Advisor during the three and nine months ended September 30, 2012 or 2011.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three and nine months ended September 30, 2012 or 2011.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and nine months ended September 30, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during three and nine months ended September 30, 2012 or 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the nine months ended September 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	12,000	9.25
Vested	(1,800)	10.00
Forfeitures	(2,400)	10.00
Unvested, September 30, 2012	16,800	$9.46
The fair value of the shares are being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $9,000 and $4,000 for the three months ended September 30, 2012 and September 30, 2011. Compensation expense related to restricted stock was approximately $19,000 and $11,000 for the nine months ended September 30, 2012 and September 30, 2011.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Nine Months Ended September 30,
	2012	2011
Shares issued in lieu of cash	7,194	—
Value of shares issued in lieu of cash (in thousands)	$65	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 14 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to stockholders (in thousands)	$(2,061)	$(1,118)	$(6,941)	$(1,431)
Weighted average common shares outstanding	28,039,573	1,510,422	18,634,509	592,311
Net loss per share attributable to stockholders, basic and diluted	$(0.07)	(0.74)	$(0.37)	$(2.42)
As of September 30, 2012 and September 30, 2011, the Company had 16,800 and 9,000 shares of unvested restricted stock outstanding, respectively, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties. There were no such arrangements with third parties in-place at September 30, 2011:

				As of September 30, 2012		Distributions
(Dollar amounts in thousands)		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Three Months Ended	Nine Months Ended
Property Name	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	September 30, 2012	September 30, 2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,334	$24,850	$41	$126
Odessa Regional Medical Center	Dec. 2011	33	1%	7,001	4,047	—	—
Methodist North Medical Office Building	Dec. 2011	111	1%	23,671	13,544	—	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,878	5,039	47	149
Total		$4,444		$71,884	$47,480	$88	$275
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of October 31, 2012, the Company had 40.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of October 31, 2012, the aggregate value of all share issuances was $402.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Total capital including sales from common stock and proceeds under the DRIP, net of repurchases is as follows:

Source of Capital (in thousands)	Inception to September 30, 2012	October 1 to October 31, 2012	Total
Common stock	$337,145	$64,110	$401,255
Contributions from non-controlling interest holders	4,444	—	4,444
	$341,589	$64,110	$405,699
Revolving Credit Facility
On October 25, 2012, the Company amended its Credit Facility to increase the maximum commitments under the Credit Facility to $200.0 million with an increased "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments up to a maximum of $400.0 million. The Company will have the option, based on its corporate leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.70% to 3.00%; or (b) the Base Rate, plus an applicable merger that ranges 0.75% to 1.75%. The amended Credit Facility provides for monthly interest payments with all principal being due on the maturity date on October 25, 2015, subject to the Company's right to a 12-month extension.
Asset Management Fees
Effective October 1, 2012, the following were eliminated: (i) the reduction of the asset management fee to the extent, if any, that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period and (ii) the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor. Instead, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as “Class B units,” which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of September 30, 2012, the Company does not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. No Class B units have been approved by the board of directors or issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.
Impacts of Hurricane Sandy
The Company is communicating with its tenants to evaluate whether any of its properties may have been affected by Hurricane Sandy in a manner that would have resulted in any property damage or financial impact, as well as the Company's ability to recover, through its insurance policies, any loss due to interruption of business or damage to any property. While the Company believes its property and other insurance will significantly defray the cost of fixing any damage and compensating the Company for any loss, there can be no assurance that such insurance will be sufficient to compensate the Company for construction costs or lost revenue.

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
Overview
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our ongoing IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in our IPO.
As of September 30, 2012, we had 33.9 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds of $337.1 million. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $338.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of September 30, 2012, we owned 36 properties with an aggregate purchase price of $456.2 million, comprising 1,518,016 rentable square feet, which were 97.7% leased on a weighted average basis.
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of September 30, 2012, we owned 36 properties with an aggregate purchase price of $456.2 million, comprising of 1.5 million square feet which were 97.7% leased on a weighted average basis. As of September 30, 2011, we owned eight properties with an aggregate purchase price of $68.9 million, comprised of 0.3 million square feet which were 93.2% leased. Accordingly, our results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.
Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011
Rental Income
Rental income increased $8.3 million to $8.7 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011. The increase in rental income was driven by our acquisition of 34 properties since June 30, 2011 with a base purchase price of $450.2 million. Annualized rental income per square foot increased to $26.58 as of September 30, 2012 from $22.70 as of September 30, 2011.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.4 million to $1.5 million for the three months ended of September 30, 2012 from $0.1 million for the three months ended September 30, 2011. Operating expense reimbursements increased in proportion with the increase in property operating expenses due to property acquisitions. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $1.5 million to $1.6 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. The increase was primarily due to our property acquisitions since June 30, 2011. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees. The increase was primarily due to our property acquisitions since June 30, 2011.
Fees to Affiliates
Our Advisor and Property Manager are entitled to asset management and property management fees for managing our properties on a day-to-day basis. Asset management and property management fees increase in direct correlation with average invested assets and gross revenues, respectively. We incurred $0.4 million in asset management fees from our Advisor during the three months ended September 30, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred additional asset management fees and property management fees of $0.5 million had these fees not been waived. For the three months ended September 30, 2011, we would have incurred asset management fees and property management fees of approximately $34,000 had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of September 30, 2012 of $1.8 million, related to the purchase of five properties with an aggregate purchase price of $109.4 million. Acquisition and transaction related costs for the three months ended September 30, 2011 of $1.1 million, related to our acquisition of six properties with an aggregate purchase price of $62.9 million.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $0.2 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. The increase in general and administrative expenses related to professional fees, bank fees, and board of director compensation to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.5 million to $5.6 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. This increase relates to the acquisition of 34 properties since June 30, 2011 with a base purchase price of $450.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense
Interest expense increased $2.5 million to $2.6 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. As of September 30, 2012, we had mortgage notes payable of $200.1 million with a weighted average effective interest rate of 5.00%, compared to mortgage notes payable as of June 30, 2011 of $48.1 million with a weighted average effective interest rate of 5.10%. In addition, the first advance under our revolving credit facility occurred in May 2012 and bore interest at a variable rate during the period outstanding of 3.24%. The revolving credit facility was fully paid down in September 2012, but carried an average balance throughout the three months ended September 30, 2012 of $12.3 million. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0%.
We view secured financing sources as an efficient and accretive means to acquire properties. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Income Attributable to Non-Controlling Interests
 Net income attributable to non-controlling interests of $10,000 during the three months ended September 30, 2012 represents the net income that is related to non-controlling interest holders. There were no non-controlling interest arrangements for the three months ended September 30, 2011.
Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011
Rental Income
Rental income increased $18.0 million to $18.4 million for the nine months ended September 30, 2012 from $0.4 million for the nine months ended September 30, 2011. Rental income was driven by our acquisition of 36 properties, since we commenced operations in June 2011, for a base purchase price of $456.2 million of properties.
Operating Expense Reimbursements
Operating expense reimbursements increased $3.2 million to $3.3 million for the nine months ended of September 30, 2012 from $0.1 million for the nine months ended September 30, 2011. Operating expense reimbursements increased in proportion with the increase in property operating expenses due to property acquisitions. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $3.4 million to $3.5 million for the nine months ended September 30, 2012 from$0.1 million for the nine months ended September 30, 2011. The increase was primarily due to our property acquisitions since we commenced operations in June 2011. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees.
Fees to Affiliates
Our Advisor and Property Manager are entitled to asset management and property management fees for managing our properties on a day-to-day basis. Asset management and property management fees increase in direct correlation with average invested assets and gross revenues, respectively. We incurred $1.0 million in asset management fees from our Advisor during the nine months ended September 30, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2012, we would have incurred additional asset management fees and property management fees of $0.9 million had these fees not been waived. For the nine months ended September 30, 2011. we would have incurred asset management fees and property management fees of approximately $34,000 had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the nine months ended of September 30, 2012 were $5.3 million. These costs related to our acquisition of 22 properties with an aggregate purchase price of $291.7 million. For the nine months ended September 30, 2011, acquisition and transaction related costs were $1.3 million, which related to the acquisition of eight properties with an aggregate purchase price of $68.9 million.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.7 million for the nine months ended September 30, 2012 from $0.3 million for the nine months ended September 30, 2011. The increase in general and administrative expenses relate to professional fees, bank fees, board member compensation and insurance expense to support our larger real estate portfolio.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $12.1 million to $12.2 million for the nine months ended September 30, 2012 from $0.1 million for the nine months ended September 30, 2011. This increase relates to the purchase of 36 properties since we commenced operations in June 2011 with an aggregate purchase price of $456.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense increased $6.0 million to $6.1 million for the nine months ended September 30, 2012 from $0.1 million for the nine months ended September 30, 2011. As of September 30, 2012, we had mortgage notes payable of $200.1 million with a weighted average effective interest rate of 5.00%. We entered into our first mortgage payable in June 2011, when we commenced operations. In addition, the first advance under our revolving credit facility occurred in May 2012 and bore interest at a variable rate during the period outstanding of 3.24%. The revolving credit facility was fully paid down in September 2012, but carried a weighted average balance of $14.9 million since the closing of the credit facility. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0%.
We view secured financing sources as an efficient and accretive means to acquire properties. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
 Net loss attributable to non-controlling interests of $12,000 during the nine months ended September 30, 2012 represents the net loss that is related to non-controlling interest holders. There were no non-controlling interest arrangements for the nine months ended September 30, 2011.
Cash Flows for the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2012, net cash provided by operating activities was $5.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2012 includes $5.3 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $6.1 million (net loss of $6.9 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $13.1 million), an increase of $1.2 million in accounts payable and accrued expenses and an increase of $0.6 million in deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $2.8 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting and prepaid inurance.
The net cash used in investing activities during the nine months ended September 30, 2012 of $236.5 million related to the acquisition of 22 properties with an aggregate gross purchase price of $291.7 million. Four properties were financed at acquisition with mortgage notes payable of $54.6 million during the nine months ended September 30, 2012. We assumed $0.5 million of other liabilities in connection with acquisitions related to tenant deposits and improvements.
Net cash provided by financing activities of $255.2 million during the nine months ended September 30, 2012 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $262.4 million, proceeds from mortgage notes payable and the revolving credit facility of $73.8 million and an increase in payables to affiliates of $0.4 million. These cash inflows were partially offset by payments related to offering costs of $34.4 million, payments on mortgage notes payable and the revolving credit facility of $39.0 million, distributions to stockholders of $4.4 million, payments related to financing costs of $3.1 million and distributions to non-controlling interest holders of $0.3 million.
Cash Flows for the Nine Months Ended September 30, 2011
During the nine months ended September 30, 2011, net cash used in operating activities was $1.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amounts of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2011 includes $1.3 million of acquisition and transaction costs. Cash flows used in operating activities during the nine months ended September 30, 2011 was mainly due to a net loss adjusted for non-cash items of $1.3 million (net loss of $1.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and restricted shares of $0.1 million) and an increase in prepaid and other assets of $0.2 million. This cash outflow was partially offset by an increase of $0.2 million in accounts payable and accrued expenses and deferred rent of $0.1 million.

The net cash used in investing activities during the nine months ended September 30, 2011 of $20.4 million related to the acquisition of eight properties as of September 2011 with an aggregate gross purchase price of $68.9 million. Six of the properties was financed at acquisition date with $48.1 million of mortgage note payables. We assumed $0.4 million of other liabilities in connection with the acquisitions related to tenant deposits and improvements.
Net cash provided by financing activities of $24.5 million during the nine months ended September 30, 2011 related to proceeds, net of receivables, from the issuance of common stock of $29.6 million and $2.5 million of proceeds from a notes payable. These inflows were partially offset by payments related to offering costs of $6.1 million, payments related to financing costs of $1.3 million, distributions to stockholders of $0.1 million and $0.1 million of net payments to affiliated entities.
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced our real estate operations in June 2011. As of September 30, 2012, we owned 36 properties with an aggregate purchase price of $456.2 million.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our revolving credit facility to complete future property acquisitions. As of September 30, 2012, we had 33.9 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP from proceeds of $337.1 million. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million. On October 25, 2012, our credit facility agreement was amended to increase the commitments up to a maximum of $200.0 million with an "accordian" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. In September 2012, we paid down the total outstanding balance on the revolving credit facility. In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 12 properties. The mortgage commitment has decreased to $127.7 million due to not acquiring two properties which represented $22.3 million of the total commitment. Through September 30, 2012, we entered into mortgage loans under the commitment aggregating $106.2 million in connection with the acquisition of the first eight properties under the first, second and third tranches of this multi-tranche mortgage loan. Thus, $21.5 million of mortgage proceeds remains available to purchase the remaining two properties in the portfolio.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the nine months ended September 30, 2012, we received 12 requests to repurchase an aggregate of 59,870 shares of our common stock pursuant to our share repurchase plan. In connection with the 12 requests received during the nine months ended September 30, 2012, as of September 30, 2012 we have funded the repurchase requests of 26,100 shares at an average price per share of $9.99. As of September 30, 2012, we approved the repurchase request of 33,770 shares, at an average price per share of $9.86. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
As of September 30, 2012, we had cash of $28.8 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings and our credit facility, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in our offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of our offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during our offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after our offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)	$(3,456)	$(2,061)	$(6,941)
Depreciation and amortization	2,536	3,781	5,507	11,824
FFO	1,112	325	3,446	4,883
Acquisition fees and expenses (1)	631	2,822	1,786	5,239
Amortization of above or below market leases and liabilities (2)	82	84	70	236
Straight-line rent (3)	(422)	(583)	(857)	(1,862)
Accretion of discount/amortization of premiums	—	—	(133)	(133)
MFFO	$1,403	$2,648	$4,312	$8,363
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
Distributions
On December 10, 2011, our board of directors authorized, and we declared, an increase in the distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day, or $0.68 annually per share of common stock, beginning January 1, 2012. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the nine months ended September 30, 2012, distributions paid to common stockholders totaled $8.1 million, inclusive of $3.6 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

During the three and nine months ended September 30, 2012, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended						Nine Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		September 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$726		$1,407		$2,298		$4,431
Distributions reinvested	580		1,164		1,902		3,646
Total distributions	$1,306		$2,571		$4,200		$8,077

Source of distribution coverage:
Cash flows provided by operations (1)	$726	55.6%	$1,407	54.7%	$2,298	54.7%	$4,431	54.9%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Common stock issued under the DRIP / offering proceeds	580	44.4%	1,164	45.3%	1,902	45.3%	3,646	45.1%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$1,306	100.0%	$2,571	100.0%	$4,200	100.0%	$8,077	100.0%

Cash flows provided by operations (GAAP basis)	$851		$1,757		$2,447		$5,055
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)		$(3,456)		$(2,061)		$(6,941)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2012 and June 30, 2012 and September 30, 2012 and the nine months ended September 30, 2012 include acquisition and transaction related expenses of $0.7 million, $2.8 million, $1.8 million, and $5.3 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through September 30, 2012:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	September 30, 2012
Distributions paid:
Common stockholders in cash	$4,807
Common stockholders pursuant to DRIP/offering proceeds	3,945
Total distributions paid	$8,752

Reconciliation of net loss:
Revenues	$25,090
Acquisition and transaction-related	(8,696)
Depreciation and amortization	(13,707)
Other operating expenses	(4,358)
Other non-operating expenses	(9,400)
Net income attributable to non-controlling interests	44
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(11,027)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 38.1% (total debt less cash on hand divided by the base purchase price of acquired real estate investments) as of September 30, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2012:

		October 1, 2012 — December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$200,106	$10	$93	$125,929	$74,074
Revolving credit facility	—	—	—	—	—
Note payable	2,500	—	2,500	—	—
	$202,606	$10	$2,593	$125,929	$74,074
Interest Payments Due:
Mortgage notes payable	$36,803	$2,495	$20,012	$13,459	$837
Revolving credit facility	—	—	—	—	—
Note payable	406	51	355	—	—
	$37,209	$2,546	$20,367	$13,459	$837
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 11 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

 Off-Balance Sheet Arrangements
In September 2011, we entered into a $150.0 million multi-tranche mortgage loan agreement to provide funding for a portfolio of 12 properties. The mortgage commitment decreased due to not acquiring two properties which represented $22.3 million of the total commitment. Through September 30, 2012, we entered into mortgage loans under the commitment aggregating $106.2 million in connection with the acquisition of the first eight properties under the first, second and third tranches of this multi-tranche mortgage loan. Thus, $21.5 million of mortgage proceeds remains available to purchase the remaining two properties in the portfolio. If we acquire the properties relating to the fourth tranche of the mortgage loan without financing under this loan, then we will be subject to a penalty equal to 1% of the unfunded loan commitments.
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50 million. The credit facility contains an “accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $250 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. As of September 30, 2012, there was no balance outstanding under the credit facility, resulting in an unused borrowing capacity available of $42.3 million based on the collateral assigned to the credit facility as of September 30, 2012. On October 25, 2012, the credit facility was amended increasing the maximum commitments to $200.0 million with an "accordion" feature to allow us, under certain circumstances, to increase aggregate commitments up to a maximum of $400.0 million.
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
As of September 30, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value of $205.7 million and a fair value of $214.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $15.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $16.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-169075), as amended from time to time, and as supplemented by our Quarterly Report on Form 10-Q for the three months ended June 30, 2012, filed with the SEC on August 6, 2012. The following additional risk factor should be considered regarding our potential risks and uncertainties:
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
Our cash flows provided by operations were $5.1 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we paid distributions of $8.1 million, of which $4.4 million was funded from cash flows from operations and $3.6 million, or 45.1%, was funded from proceeds from common stock issued under the DRIP. For the six months ended December 31, 2011, our cash flow used in operations of approximately $(1.9 million) was a shortfall of approximately $0.7 million, or 100%, to our distributions paid of $0.7 million during such period, and such shortfall was paid from proceeds of our IPO and common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Losses from catastrophes may exceed our insurance coverage
We carry comprehensive liability and property insurance on our properties and intend to obtain similar coverage for properties we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2012.

On February 18, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of September 30, 2012, we have issued 33.9 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of September 30, 2012 we had received $337.1 million of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2012
Selling commissions and dealer manager fees	$26,315
Other offering costs	8,213
Total offering costs	$34,528
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Nine Months Ended
(In thousands)	September 30, 2012
Total commissions paid to the Dealer Manager	$26,315
Less:
Commissions to participating brokers	(17,635)
Reallowance to participating broker dealers	(2,287)
Net to the Dealer Manager	$6,393
The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $46.8 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2012. Offering proceeds of $337.1 million exceeded cumulative offering costs by $290.3 million at September 30, 2012.
Cumulative offering costs, excluding commissions and dealer manager fees, included $10.3 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, we have used the net proceeds from our IPO, revolving credit facility, and debt financings to purchase 36 properties with an aggregate purchase price of $456.2 million.
During the nine months ended, we received twelve requests to repurchase an aggregate of 59,870 shares of our common stock pursuant to our share repurchase plan. In connection with the 12 requests received during the nine months ended September 30, 2012, as of September 30, 2012, we have funded the repurchase requests of 26,100 shares at an average price per share of $9.99. As of September 30, 2012, we approved the repurchase request of 33,770 shares, at an average price per share of $9.86. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2012

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P.
10.2 *
Second Amended and Restated Advisory Agreement by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC dated as of November 12, 2012

10.28 *
First Amendment to Credit Agreement and Other Loan Documents, dated as of October 25, 2012, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust, Inc., Key Bank National Association and the other lenders thereto

10.29 *
Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, by and among American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith