Form 10-Q/A
period 2012-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2012-11-14
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note

On November 13, 2012, due to a clerical error, Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to American Realty Capital Healthcare Trust, Inc.’s Quarterly Report on Form 10-Q (the “Original Filing”) was filed without a signature page and revised exhibit index. American Realty Capital Healthcare Trust, Inc. is submitting this Amendment No. 2 to Quarterly Report on Form 10-Q/A herewith solely for the purposes of including a signature page and revised exhibit index, as included herein.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing and Amendment No. 1 to reflect events or developments that have occurred after the date of the Original Filing and Amendment No. 1. Among other things, forward-looking statements made in the Original Filing and Amendment No. 1 have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the Original Filing and Amendment No. 1 (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No. 1 and our other filings made with the SEC subsequent to the filing of the Original Filing and Amendment No. 1.

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

Exhibit No.	Description
4.1 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P.
10.2 **	Second Amended and Restated Advisory Agreement by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC dated as of November 12, 2012
10.28 *	First Amendment to Credit Agreement and Other Loan Documents, dated as of October 25, 2012, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust, Inc., Key Bank National Association and the other lenders thereto
10.29 *	Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, by and among American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

**	Filed as an exhibit to Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012