Form 10-K
period 2012-12-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2013-03-13
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
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
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169075), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $226.1 million based on a per share value of $10.00.
The number of outstanding shares of the registrant's common stock on February 28, 2013 was 82,093,641 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2012

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
While we are raising capital and investing the proceeds of our ongoing initial public offering ("IPO" or "our offering"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

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

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

All forward-looking statements should be read in light of the risks identified in Part I, 1tem 1A of this annual report on Form 10-K.

PART I
Item 1. Business
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in our IPO.
As of December 31, 2012, we had 55.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $553.0 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $555.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of December 31, 2012, we own 50 properties with an aggregate purchase price of $672.6 million, comprising 2.2 million rentable square feet, which were 97.4% leased on a weighted average basis.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, (the "OP"). We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as our property manager. The Dealer Manager serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties, as entities wholly owned by our sponsor, American Realty Capital V, LLC (the "Sponsor"), and will receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
Investment Objectives
We plan to implement our investment objectives as follows:

•	to acquire quality medical office buildings and healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return the investors' capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.
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
Healthcare-related facilities include facilities leased to hospitals, rehabilitation hospitals and centers, long-term acute care centers, surgery centers, senior living facilities, skilled nursing facilities, memory care facilities, specialty medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms.
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

The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than approximately 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012 and 2011:

	December 31,
Tenant	2012	2011
Carson Tahoe Regional Healthcare	*	11.4%
Global Rehabilitation Hospital	*	10.1%
Reliant Rehabilitation	9.6%	22.9%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
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
Acquisition Structure
We anticipate acquiring fee interests in properties (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring medical office buildings and healthcare-related facilities.
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
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer's interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer's interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
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
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

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
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will continue to qualify for taxation as a REIT and generally will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Competition
The medical office building and healthcare-related facilities real estate market is highly competitive. We compete in all of the markets previously mentioned with other owners and operators of such real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. We also compete with other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

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
Financial Information About Industry Segments
Our primary business consists of owning, managing and operating real estate assets. In November and December 2012, we purchased five senior housing facilities. The properties were acquired using a structure created under the REIT Investment Diversification and Empowerment Act ("RIDEA"), passed by Congress in 2008, pursuant to which we will receive operating income generated from the operations of the senior housing communities. The structure allows REITs to effectively capture the facilities' operating income beyond the normal lease payments REITs traditionally receive. The RIDEA structure involves the creation of a taxable REIT subsidiary as well as the use of an unrelated eligible independent contractor. Accordingly, as of December 31, 2012, our consolidated revenues are derived from two reportable segments including rent and operating expense reimbursement from tenants which lease space in our medical office buildings, as well as rent and service and fee income from residents in our senior housing facilities.
Employees
As of December 31, 2012, we had no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in American Realty Capital Healthcare Trust, Inc.
We have a limited operating history and have no established financing sources except as set forth in our prospectus, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in August 2010. The recent real estate experience of the American Realty Capital group of companies principally has focused on triple-net leasing, rather than the ownership and operation of real estate properties, including medical office buildings and healthcare-related facilities. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of the American Realty Capital group of companies and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor nor we have any established financing sources, other than the proceeds from our offering and our unsecured credit facility and as otherwise described in our prospectus, as supplemented from time to time, forming a part of our Registration Statements. Presently, both we and our Advisor have been funded by proceeds from our offering. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategies;
•increase awareness of the American Realty Capital Healthcare Trust, Inc. name within the investment products market;
•expand and maintain our network of licensed securities brokers and other agents;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
You will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We will not provide you with information to evaluate our investments prior to our acquisition of the investments. We will seek to invest substantially all the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of medical office buildings and healthcare-related facilities. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $0.2 million in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, since we have raised enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. Except for those investments described in our prospectus, as supplemented, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management of our Advisor. We cannot be sure that our Advisor will be successful in obtaining a sufficient number of suitable investments on financially attractive terms or that, if it makes sufficient investments on our behalf, our objectives will be achieved.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain further suitable investments, we will hold the uninvested proceeds of our offering in an interest bearing account or invest the uninvested proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you.
We may change our targeted investments without stockholder consent.
We expect to use substantially all the net proceeds of our offering to acquire medical office buildings and healthcare-related facilities. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in its third year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio, and decrease the value of your investment.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our offering is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial proceeds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In these events, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If our Advisor loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Thomas P. D'Arcy and W. Todd Jensen, who would be difficult to replace. We cannot guarantee that all, or any particular one of these key personnel, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. D'Arcy and Jensen, or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining these skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund these distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of your investment.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations were $7.8 million for the year ended December 31, 2012. During the year ended December 31, 2012, we paid distributions of $14.5 million, of which $7.8 million was funded from cash flows from operations and $6.7 million, or 46.2%, was funded from proceeds from common stock issued under the DRIP and proceeds from financings. For the six months ended December 31, 2011, our cash flow from operations $(1.9 million) was a shortfall of approximately $0.7 million, or 100%, to our distributions paid of $0.7 million during such period, and such shortfall was paid from proceeds of our offering and common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.
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
If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our offering should rely only on the statements made in our prospectus, as supplemented to date, in determining whether to purchase shares of our common stock.
From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period. Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.

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
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Four of the American Realty Capital-sponsored REITs, including American Realty Capital Global Trust, Inc., American Realty Capital Trust IV, Inc., ARC Realty Finance Trust, Inc. and American Realty Capital Healthcare Trust II, Inc., have registration statements that became effective in the past 12 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares, the majority of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. These offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of ARCP, which is a REIT that is actively traded on The NASDAQ Global Select Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

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
Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, including American Realty Capital Healthcare Special Limited Partner, LLC (the "Special Limited Partner"), which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of the OP (the "Partnership Agreement") our Advisor and its affiliates, including the Special Limited Partner, will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's and its affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. The Partnership Agreement will require us to pay a performance-based termination distribution to the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution the Special Limited Partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

We disclose modified funds from operations ("MFFO"), a non-GAAP financial measure, including in documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
        We use and disclose to investors, MFFO, which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
        Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
        Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Our Offering and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.
A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholder.
The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company's ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

•	the election or removal of directors;

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

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
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
We will not calculate the net asset value per share for our shares until 18 months after completion of our offering. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our offering and for a substantial period of time thereafter.
We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our offering. Beginning 18 months after the completion of our offering of our shares (excluding offerings under our DRIP), our board of directors will determine the value of our properties and our other assets based on the information our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our offering. Furthermore, the value determined by our board of directors after 18 months will be only an estimate and may not represent the actual value of your shares or the price at which a third party would be willing to purchase your shares.
You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend (in whole or in part) or terminate or reduce or increase the number of shares purchased under the share repurchase program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 90% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.
Our board of directors has arbitrarily determined the selling price of the shares, and this price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.
Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us, which is customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not make an independent review of us or the offering. The due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of us and our offering. If your broker-dealer does not conduct an independent review, you will not have the benefit of an independent review of us, our performance, the value of our common stock relative to publicly traded companies or the terms of our offering.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors' interest.
        Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor's decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors' interests.
Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. All our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership units of the OP ("OP Units"). In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP Units. Because the OP Units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, you should not expect to be able to own a significant percentage of our shares.

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
Our Advisor and its affiliates perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor and its affiliates will be paid substantial fees and receive substantial distributions for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating subsidiary and its subsidiaries.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We rely significantly on two major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2012, the following three major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis (including for this purpose, all affiliates of such tenants):

•	Reliant Rehabilitation represented 9.6% of total annualized rental income;

•	Aurora Health Care represented 7.4% of total annualized rental income; and
Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

▪	$15.2 million, or 22.4%, of our annualized rental income from properties located in Georgia;

▪	$14.5 million, or 21.3%, of our annualized rental income from properties located in Texas;

▪	$7.3 million, or 10.8%, of our annualized rental income from properties located in Illinois;

▪	$5.8 million, or 8.5%, of our annualized rental income from properties located in Wisconsin;

▪	$5.3 million, or 7.8%, of our annualized rental income from properties located in Nevada;

▪	$4.2 million, or 6.3%, of our annualized rental income from properties located in Florida; and

▪	$4.0 million, or 5.9%, of our annualized rental income from properties located in Indiana.
As of December 31, 2012, our tenants operated in 18 states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to you.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.
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
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.
The seller of a property often sells its property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our offering's gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse affect on your investment.
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
Rising expenses could reduce cash flow and funds available for future acquisitions, and our funds available for future acquisitions and our ability to pay cash distributions to you.
Any properties that we own or buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Many, but not all, of our properties require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. Additionally, we own properties for which tenants are not required to pay these costs and expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs and expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage, property insurance coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense and intend to obtain similar coverage for properties we acquire in the future. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether these insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from that property.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes onto the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, ("CC&Rs"), restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.
We may use proceeds from our offering to acquire properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.
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
Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
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
There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection and acquisition of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions.
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
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.
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
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We are currently party to four joint ventures and may enter into other partnerships and co-ownership arrangements (including preferred equity investments) for the purpose of making investments. We may not be in a position to exercise sole decision-making authority regarding such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties in compliance with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets have recently experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and a recent national and global recession. The effects of the recent market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
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
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to you.
Some of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
 Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. As of February 28, 2013, final standards have yet to be issued. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
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

Healthcare Industry Risks
Our real estate investments will be concentrated in medical office buildings and healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we will focus on the acquisition and ownership of medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in medical office buildings and healthcare-related facilities. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees' ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in medical office buildings and healthcare-related facilities.
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
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations and amounts available for distributions to you.
The properties we will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
On July 29, 2011, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012, with only an increase of 1.8%, or $670 million, announced for fiscal year 2013. In addition to this reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We currently own two buildings licensed as skilled nursing facilities. The operators of these facilities estimate that approximately 5% of patient revenue is from Medicaid or Medicare. The percentage of patient revenue received from Medicaid or Medicare for this facility may increase in the future and we may acquire other skilled nursing facility assets that rely on revenue from Medicaid or Medicare. This reduction in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need ("CON") to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Some tenants of our medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.

Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
As is typical in the healthcare industry, certain types of tenants of our medical office buildings and healthcare-related facilities may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of our senior healthcare facilities and skilled nursing facilities we acquire.
Operators of our senior healthcare facilities and skilled nursing facilities we acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators are subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our senior healthcare facility operators were unable to meet their financial obligations to us.
Our operators' performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior healthcare sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our senior healthcare operations.
Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
In March 2010, the Patient Protection and Affordable Care Act ("PPACA") was signed into law. The PPACA serves as the primary vehicle for comprehensive healthcare reform in the United States. The PPACA is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.
The PPACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the PPACA expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to you.
On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the PPACA. Additionally, the Supreme Court's ruling confirms that states may opt out of expanding Medicaid eligibility to individuals under 65 years of age with income below 133% of the federal poverty level. Despite the Court's decision, uncertainty about whether parts of the law or the law in its entirety will remain in effect is expected to continue with the likelihood of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of the law or the law in its entirety.
Risks Associated with Debt Financing
We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of your investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principals in the United States of America ("GAAP"), determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding this limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
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
In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the real estate debt security may be impaired. A property's net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
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
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or "demand" increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

For more than the last four years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets. Debt capital markets, including corporate bonds, asset-backed securities, commercial real estate bonds and loans have been adversely affected. We cannot foresee when these markets will fully stabilize. This instability may interfere with the successful implementation of our business strategy.
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
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
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
Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders' investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described above relating to general economic conditions and owning real estate investments. If its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

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
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain.
We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries.

A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may operate our "qualified health care properties" through one or more taxable REIT subsidiaries that lease such properties from us. We may use our taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our operating partnership by our taxable REIT subsidiaries pursuant to the lease of our "qualified health care properties" will constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our "qualified health care properties" are not properly leased to a taxable REIT subsidiary or the managers of such "qualified health care properties" do not qualify as "eligible independent contractors," we could fail to qualify as a REIT.
In general, we cannot operate any "qualified health care properties" and can only indirectly participate in the operation of "qualified health care properties" on an after-tax basis through leases of such properties to health care facility operators or our taxable REIT subsidiaries. A "qualified health care property" includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A taxable REIT subsidiary that leases "qualified health care properties" from us will not be treated as a "related party tenant" with respect to our "qualified health care properties" that are managed by an independent management company, so long as the independent management company qualifies as an "eligible independent contractor."
Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An "eligible independent contractor" is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a "qualified health care property," is actively engaged in the trade or business of operating "qualified health care properties" for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.

Our investments in certain debt instruments may cause us to recognize "phantom income" for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income." In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
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
We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forego and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we have elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity". A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
As of December 31, 2012, we owned 50 properties located in 18 states. These properties were 97.4% occupied on a weighted average basis with a weighted average remaining lease term of 11.3 years as of December 31, 2012. In aggregate these properties represent 2.2 million rentable square feet.
The following table presents certain additional information about the properties we own at December 31, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy at December 31, 2012	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	8.3	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	8.8	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	8.3	191	2,050	9.3%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%	5.1	2,480	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	74.3%	6.9	1,960	22,886	8.6%	38.23
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	11.5	847	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	22.7	3,371	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	12.1	1,499	16,526	9.1%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	7.1	859	9,966	8.6%	38.49
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	10.4	595	7,359	8.1%	15.20
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	12.1	1,944	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	7.3	288	3,325	8.7%	26.18
Portfolio, December 31, 2011		14	522,407	96.4%	12.0	14,593	164,485	8.9%	$29.27
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	12.1	417	4,482	9.3%	53.81
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	8.2	460	5,747	8.0%	30.67
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	8.8	730	9,161	8.0%	23.27
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	7.2	685	8,500	8.1%	22.82
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	10.8	239	2,878	8.3%	23.66
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%	9.3	864	11,045	7.8%	20.81
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%	10.5	901	10,516	8.6%	26.38
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	10.3	168	1,874	9.0%	29.34
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%	24.3	3,144	31,593	10.0%	48.37
PAPP Clinic	May 2012	1	31,213	100.0%	9.0	441	5,400	8.2%	14.26
Unitron Hearing Building	May 2012	1	81,927	100.0%	8.1	793	9,390	8.4%	9.68
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%	9.4	392	4,620	8.5%	24.03
Fresenius Medical Center	May 2012	1	18,149	100.0%	12.8	313	3,739	8.4%	17.25
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%	6.7	1,004	12,300	8.2%	24.13
Texas Clinic at Arlington	May 2012	1	66,824	95.7%	5.5	1,662	21,300	7.8%	26.49
Pinnacle Health	Jun. 2012	1	52,600	100.0%	7.5	1,351	12,900	10.5%	28.04
Cancer Care Partners	Jun. 2012	1	63,000	100.0%	13.0	2,158	26,800	8.1%	34.25
Aurora Health Care Portfolio	Jul. 2012	3	226,046	100.0%	9.0	5,033	63,000	8.0%	22.27
Baylor Institute for Rehabilitation at Fort Worth	Aug. 2012	1	40,000	100.0%	11.2	1,347	16,000	8.4%	33.68
Bronson Lake View	Sep. 2012	1	100,321	100.0%	8.5	2,336	30,430	7.7%	23.29

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy at December 31, 2012	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Benton House Senior Living Facility Portfolio (6)	Nov. 2012 & Dec. 2012	5	317,802	92.0%	N/A	6,427	85,750	7.5%	N/A
Beverly Center	Nov. 2012	1	59,345	100.0%	10.3	1,196	16,500	7.2%	22.16
Rush Copley Building I	Nov. 2012	1	79,344	100.0%	8.8	2,050	25,800	7.9%	26.18
CareMeridian La Mesa	Dec. 2012	1	9,000	100.0%	14.8	575	6,000	9.6%	63.84
Blue Ridge Medical Building	Dec. 2012	1	23,277	100.0%	9.5	361	4,850	7.4%	15.57
16 N. Scotland Ave.-Northeast MOB	Dec. 2012	1	53,229	100.0%	12.4	1,105	15,000	7.4%	20.76
Michiana - Mishawaka	Dec. 2012	1	49,410	100.0%	17.6	1,686	21,740	7.8%	34.13
Cancer Center at Metro Health Village	Dec. 2012	1	21,502	100.0%	10.0	555	6,243	8.9%	25.80
Rush Copley Building II	Dec. 2012	1	80,744	82.2%	6.1	1,717	25,550	6.7%	27.22
North Valley Orthopedic	Dec. 2012	1	17,608	100.0%	13.6	790	9,000	8.8%	44.88
2012 Acquisitions (7)		36	1,706,870	97.8%	11.1	40,900	508,108	8.0%	25.17
Portfolio, December 31, 2012 (7)		50	2,229,277	97.4%	11.3	$55,493	$672,593	8.3%	$26.69
___________________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the year ended December 31, 2012 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	This portfolio is included in our senior living facility business segment.

(7)	Total occupancy excludes occupancy of Benton House Senior Living Portfolio, which is based on the number of units rented by residents rather than the number of square feet leased.
N/A — Not applicable for senior living facilities.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2012:

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(in thousands)
Arizona	2	31,108	1.4%	1,637	2.4%
Arkansas	1	4,596	0.2%	128	0.2%
California	2	16,750	0.8%	992	1.5%
Florida	2	139,025	6.2%	4,248	6.3%
Georgia	5	244,490	11.0%	15,225	22.4%
Illinois	5	299,767	13.5%	7,340	10.8%
Indiana	3	118,135	5.3%	4,012	5.9%
Louisiana	1	18,149	0.8%	313	0.5%
Michigan	3	131,923	5.9%	3,130	4.6%
Minnesota	1	81,927	3.7%	793	1.2%
Missouri	1	42,430	1.9%	883	1.3%
Nevada	5	266,142	11.9%	5,280	7.8%
New Jersey	2	27,314	1.2%	680	1.0%
New York	1	53,229	2.4%	1,105	1.6%
Pennsylvania	1	52,600	2.4%	1,475	2.2%
Tennessee	1	23,277	1.0%	361	0.5%
Texas	10	420,995	18.9%	14,464	21.3%
Wisconsin	4	257,420	11.5%	5,763	8.5%
	50	2,229,277	100.0%	$67,829	100.0%
____________________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash-basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2012:

(In thousands)	Future Minimum Base Rent Payments
2013	$45,891
2014	46,111
2015	46,562
2016	47,138
2017	47,144
2018	43,605
2019	42,032
2020	41,455
2021	37,812
2022	27,079
Thereafter	142,515
$567,344

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2013	1	$44	0.1%	1,146	0.1%
2014	7	583	1.2%	22,079	1.2%
2015	3	221	0.4%	8,149	0.4%
2016	9	941	1.9%	44,331	2.4%
2017	16	1,409	2.8%	55,916	3.0%
2018	15	3,579	7.2%	187,229	10.1%
2019	8	1,874	3.8%	71,476	3.8%
2020	5	1,834	3.7%	69,193	3.7%
2021	14	11,841	23.8%	560,539	30.1%
2022	15	4,268	8.6%	185,479	10.0%
Total	93	$26,594	53.5%	1,205,537	64.8%
_________________________________
(1) Annualized rental income as of December 31, 2012 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Tenant Concentration
The following table lists tenants whose square footage is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as Percentage of Total Portfolio	Annualized Rental Income per Square Foot
							(in thousands)
Aurora Health Care	3	226,046	10.4%	Dec. 2021	9.0	3 - 5 year options	$5,033	7.4%	$22.27
Reliant Rehabilitation	2	129,600	5.9%	Aug. 2035 and Apr. 2037	23.5	2 - 10 year options	$6,535	9.6%	$50.42
__________________________
(1) Remaining lease term in years as of December 31, 2012. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Annualized rental income as of December 31, 2012 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties
The rentable square feet or annualized net operating income of the Carson Tahoe Specialty Medical Plaza, Reliant Rehabilitation - Dallas, Reliant Rehabilitation - Houston, the Aurora Health Care Portfolio and the Benton House Senior Living Facility Portfolio represent 5% or more or our total portfolio's rentable square feet or annualized net operating income. The tenant concentration of these portfolios are summarized below.
Carson Tahoe Specialty Medical Plaza
The following table lists tenants in the Carson Tahoe Specialty Medical Plaza ("CTSMP") whose square footage is greater than 10% of the total portfolio square footage of the CTSMP as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of CTSMP Total	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Square Foot
							(in thousands)
Carson Tahoe Regional Healthcare	4	103,022	66.6%	Mar. 2018	5.2	4 - 5 year options	$1,685	$16.36
ContinueCare Hospital of Carson Tahoe, Inc.	1	41,435	26.8%	Mar. 2018	5.2	4 - 5 year options	$678	$16.36
__________________________
(1) Remaining lease term in years as of December 31, 2012. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Annualized rental income as of December 31, 2012 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Reliant Rehabilitation Hospital - Dallas
Reliant Rehabilitation Hospital - Dallas is comprised of 64,600 rentable square feet and is 100% leased to Reliant Rehabilitation Hospital Dallas, LP. As of December 31, 2012, the tenant has 22.7 years remaining on its lease which expires in August 2035. The lease has annualized rental income on a straight-line basis of $3.4 million, or $52.49 per rentable square foot, and contains two 10-year renewal options.
Reliant Rehabilitation Hospital - Houston
Reliant Rehabilitation Hospital - Houston is comprised of 65,000 rentable square feet and is 100% leased to Reliant Rehabilitation Hospital Northwest Houston, LP. As of December 31, 2012, the tenant has 24.3 years remaining on its lease which expires in April 2037. The lease has annualized rental income on a straight-line basis of $3.1 million, or $48.37 per rentable square foot, and contains two 10-year renewal options.
Aurora Health Care
Aurora Health Care is made up of three buildings, which consists of 226,046 total rentable square feet and is 100% leased to Aurora Medical Group, Inc. As of December 31, 2012, the tenant has 9.0 years remaining on its lease which expires in December 2021. The lease has annualized rental income on a straight-line basis of $5.0 million, or $22.27 per rentable square foot, and contains three five-year renewal options.
Benton House Senior Living Facility Portfolio
In November and December 2012, we purchased the Benton House Senior Living Portfolio, which consists of five senior housing communities located in Palm Coast, Florida and Georgia (Douglasville, Stockbridge, Sugar Hill and Newnan). The Benton House Senior Living Facility Portfolio contains 317,802 rentable square feet and includes 369 units dedicated to assisted living patients, independent living patients and patients requiring memory care services. The facilities within the Benton House Senior Living Facility Portfolio vary by level of care, services offered, and housing size and configuration.

Property Financings
The following table presents certain debt information about the properties we own at December 31, 2012:

	Encumbered	Outstanding Loan Amount as of	Effective		Interest
Portfolio	Properties	December 31, 2012	Interest Rate		Rate	Maturity
		(In thousands)
Texarkana	1	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	3	21,751	5.08%	(1)	Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	5.08%	(1)	Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	5.08%	(1)	Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	5.15%	(1)	Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	5.15%	(1)	Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	5.15%	(1)	Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	4.98%	(1)	Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	4.98%	(1)	Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	4.11%		Fixed	Sep. 2017
Unitron	1	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care	3	49,600	5.60%		Fixed	Jan. 2017
Total	21	$200,095	5.00%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second and third tranches of a multi-tranche mortgage loan agreement to provide funding for a portfolio of 8 properties (the "Mortgage Loan"). The Mortgage Loan originally included a commitment of $150.0 million for 12 properties. However, the Company subsequently did not purchase three of the properties, and did not finance one of the properties, representing $43.8 million of the loan commitment. The mortgages for each of the properties are cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 (subject to certain discounts described in the prospectus) per share and at $9.50 per share pursuant to our DRIP.
In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, offering expenses and acquisitions and advisory fees.
Holders
As of February 28, 2013, we had 82.1 million shares of common stock outstanding held by a total of 21,177 stockholders.
Distributions
We qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
On May 12, 2011, our board of directors approved, and we declared, a distribution, which was calculated based on stockholders of record each day during the applicable period at a rate of $0.0018082192 per day or $0.66 per share per annum. On December 10, 2011, our board of directors approved, and we declared, an increase in the distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day or $0.68 annually per share of common stock, beginning January 1, 2012. From a tax perspective, of the amounts distributed during the years ended December 31, 2012, 73.9% or $0.50 per share per annum and 26.1% or $0.16 per share per annum represented a return of capital and ordinary dividend income, respectively. During the year ended December 31, 2011, 100.0% or $0.66 per share per annum represented a return of capital.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011. The following table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2012 and 2011:

(In thousands)	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
1st Quarter, 2012	$726	$580	$1,306
2nd Quarter, 2012	1,407	1,164	2,571
3rd Quarter, 2012	2,298	1,902	4,200
4th Quarter, 2012	3,479	2,918	6,397
Total 2012	$7,910	$6,564	$14,474

(In thousands)	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
1st Quarter, 2011	$—	$—	$—
2nd Quarter, 2011	—	—	—
3rd Quarter, 2011	51	44	95
4th Quarter, 2011	325	255	580
Total 2011	$376	$299	$675
We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor agreed to waive a portion of our asset management and property management fees. Prior to October 1, 2012, we paid the Advisor an asset management fee of up to 0.75% of average invested assets, less amounts paid as an oversight fee. Effective October 1, 2012, we expect to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur. We also pay the Advisor a property management fee of up to 1.5% of gross revenues. The Advisor elected to waive $1.0 million and $0.2 million of asset management and property management fees related to the years ended December 31, 2012 and 2011, respectively. The Advisor will determine if a portion or all of the property management fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. During the year ended December 31, 2012, the Advisor absorbed $0.2 million in general and administrative costs. In December 31, 2011, the Advisor did not absorb any of our general and administrative.
During the years ended December 31, 2012 and 2011, cash used to pay our distributions was generated mainly from cash flows provided by operations, proceeds from stock issued under the DRIP/offering proceeds, as well as proceeds from financings. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2012:

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
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP shall not exceed 5.0% of our authorized shares of common stock on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012 and 2011, we had 16,800 and 9,000 unvested restricted shares outstanding, respectively, that were granted pursuant to the RSP.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2012 or 2011. During the period from August 23, 2010 (date of inception) to December 31, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million which was used to fund third-party offering costs.
Use of Proceeds from Sales of Registered Securities
On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of December 31, 2012, we have issued 55.6 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of December 31, 2012, we had received $553.0 million of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.

The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,		Period from August 23, 2010 (date of inception) to
(In thousands)	2012	2011	December 31, 2010
Selling commissions and dealer manager fees	$47,412	$6,733	$—
Other offering costs	16,578	4,731	844
Total offering costs	$63,990	$11,464	$844
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions and dealer manager fees incurred and reallowed related to the sale of common stock:

	Year Ended December 31,		Period from August 23, 2010 (date of inception) to
(In thousands)	2012	2011	December 31, 2010
Total selling commissions and dealer manager fees paid to the Dealer Manager	$47,412	$6,733	$—
Less:
Selling commissions to participating brokers	(31,699)	(4,532)	—
Reallowance to participating broker dealers	(4,185)	(512)	—
Net to the Dealer Manager	$11,528	$1,689	$—
The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $76.3 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2012. Gross offering proceeds of $553.0 million exceeded cumulative offering costs by $476.7 million at December 31, 2012.
Cumulative offering costs, excluding selling commissions and dealer manager fees, included $16.9 million incurred from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2012, we have used the net proceeds from our IPO, revolving credit facility, and debt financings to purchase 50 properties with an aggregate purchase price of $672.6 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

 Unless the shares of our common stock are being repurchased in connection with a stockholder's death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.
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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
The following table summarizes our stock repurchase program activity for the years ended December 31, 2012 and 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010. The cost of the repurchases did not exceed DRIP proceeds during the periods presented by stockholders. We funded share repurchases from proceeds from the sale of common stock.

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
			(in thousands)
Period from August 23, 2012 (date of inception) to December 31, 2010	—	—	$—	$—
Year ended December 31, 2011	3	6,241	62	10.00
Year ended December 31, 2012	27	108,361	1,066	9.83
Cumulative repurchases as of December 31, 2012(1)	30	114,602	1,128	$9.84
Value of shares issued through DRIP			6,863
Excess			$5,735
________________

(1)
Includes 10 unfulfilled repurchase requests consisting of 40,224 shares at an average price per share of $9.69, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2012, 2011 and 2010 and the years ended December 31, 2012, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (in thousands)	December 31,
	2012	2011	2010
Total real estate investments, at cost	$677,589	$165,041	$—
Total assets	690,668	172,315	844
Mortgage notes payable	200,095	110,721	—
Revolving credit facility	26,000	—	—
Note payable	2,500	2,500	—
Total liabilities	243,381	118,490	645
Total equity	447,287	53,825	199

	Year Ended December 31,		For the Period from August 23, 2010 (date of inception) to
Operating data (in thousands, except share and per share data)	2012	2011	December 31, 2010
Total revenues	$35,738	$3,314	$—

Operating expenses:
Property operating expenses	6,564	863	—
Operating fees to affiliates	987	—	—
Acquisition and transaction related	9,433	3,415	—
General and administrative	905	429	1
Depreciation and amortization	19,320	1,535	—
Total operating expenses	37,209	6,242	1
Operating loss	(1,471)	(2,928)	(1)
Other income (expenses):
Interest expense	(9,184)	(1,191)	—
Interest income	18	2	—
Total other expenses	(9,166)	(1,189)	—
Net loss	(10,637)	(4,117)	(1)
Net loss attributable to non-controlling interests	2	32	—
Net loss attributable to stockholders	$(10,635)	$(4,085)	$(1)
Other data:
Cash flows used in operations	$7,793	$(2,161)	$(1)
Cash flows used in investing activities	(452,546)	(53,348)	—
Cash flows provided by financing activities	453,584	60,547	1
Per share data:
Net loss per common share attributable to stockholders - basic and diluted	$(0.43)	$(2.48)	NM
Distributions declared per common share	$0.68	$0.66	$—
Weighted-average number of common shares outstanding, basic and diluted	25,008,063	1,649,649	20,000
___________________________
NM — not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on August 23, 2010, as a Maryland corporation and qualified as a real estate investment trust ("REIT") for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our ongoing initial public offering ("IPO" or "our offering") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in our IPO.
As of December 31, 2012, we had 55.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $553.0 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $555.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of December 31, 2012, we own 50 properties with an aggregate purchase price of $672.6 million, comprising 2.2 million rentable square feet, which were 97.4% leased on a weighted average basis.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, (the "OP"). We have retained American Realty Capital Healthcare Advisors, LLC, (the "Advisor") to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties, as entities wholly owned of our sponsor, American Realty Capital V, LLC (the "Sponsor"), and will receive compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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

Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of December 31, 2012, we owned 50 properties with an aggregate purchase price of $672.6 million, comprising of 2.2 million square feet which were 97.4% leased on a weighted average basis. As of December 31, 2011, we owned 14 properties with an aggregate purchase price of $164.5 million, comprised of 0.5 million square feet which were 96.8% leased. Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect significant increases in most categories.
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
Rental Income
Rental income increased $27.8 million to $30.4 million for the year ended December 31, 2012 from $2.6 million for the year ended December 31, 2011. Rental income was driven by our acquisition of 50 properties, since we commenced operations in June 2011, for a base purchase price of $672.6 million of properties.
Operating Expense Reimbursements
Operating expense reimbursements increased $4.4 million to $5.2 million for the year ended of December 31, 2012 from $0.8 million for the year ended December 31, 2011. Operating expense reimbursements increased in relation to the increase in property operating expenses due to property acquisitions. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident services and fee income
Resident services and fee income of $0.2 million for the year ended of December 31, 2012 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the year ended December 31, 2011.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $5.7 million to $6.6 million for the year ended December 31, 2012 from $0.9 million for the year ended December 31, 2011. The increase was primarily due to our property acquisitions since we commenced operations in June 2011. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees as well as costs relating to caring for the residents in our senior living facilities.
Fees to Affiliates
Our Property Manager is entitled to property management fees for managing our properties on a day-to-day basis. Property management fees increase in direct correlation with gross revenues. Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B OP Units, which will be forfeited unless certain conditions are met. In January 2013, we issued 133,954 Class B OP Units to to the Advisor in connection with this arrangement.
We incurred $1.0 million in asset management fees from our Advisor during the year ended December 31, 2012. The Advisor and Property Manager elected to waive a portion of asset management fees and all property management fees for the year ended December 31, 2012 and 2011. For the year ended December 31, 2012 and 2011, we would have incurred additional asset management fees and property management fees of $1.0 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the year ended of December 31, 2012 were $9.4 million. These costs related to our acquisition of 36 properties with an aggregate purchase price of $508.1 million. For the year ended December 31, 2011, acquisition and transaction related costs were $3.4 million, which related to the acquisition of 14 properties with an aggregate purchase price of $164.5 million.

General and Administrative Expenses
General and administrative expenses increased $0.5 million to $0.9 million for the year ended December 31, 2012 from $0.4 million for the year ended December 31, 2011. General and administrative expenses increased $0.7 million due to higher professional fees, bank fees, board member compensation, state income taxes and insurance expense to support our larger real estate portfolio. This increase was partially offset by $0.2 million of general and administrative expense absorbed by the Advisor during the year ended December 31, 2012. No general and administrative expense was absorbed by the Advisor during the year ended December 31, 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $17.8 million to $19.3 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011. This increase relates to the purchase of 50 properties since we commenced operations in June 2011 with an aggregate purchase price of $672.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense increased $8.0 million to $9.2 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. As of December 31, 2012, we had mortgage notes payable of $200.1 million with a weighted average effective interest rate of 5.00%. We entered into our first mortgage payable in June 2011, when we commenced operations. In addition, the first advance under our revolving credit facility occurred in May 2012. Since the first advance, the average balance outstanding under the facility was $9.4 million, which bore interest at an average rate of 3.7%. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011, which bears interest a fixed interest rate of 8.0%. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
 Net loss attributable to non-controlling interests of $2,000 and $32,000 during the years ended December 31, 2012 and 2011, respectively, represents the net loss that is related to non-controlling interest holders.
Comparison of the Year Ended December 31, 2011 to the Period From August 23, 2010 (date of inception) to December 31, 2010
As of December 31, 2011, we owned 14 properties with an aggregate purchase price of $164.5 million, comprising 0.5 million square feet which were 96.8% occupied on a weighted average basis. As of December 31, 2010, we did not own any properties. Accordingly, our results of operations for the year ended December 31, 2011 as compared to the period from August 23, 2010 (date of inception) to December 31, 2010 reflect significant increases in most categories.
Rental income
Rental income was $2.6 million for the year ended December 31, 2011. Rental income was driven by our acquisitions during the year ended December 31, 2011 of $164.5 million of properties, representing 0.5 million square feet, which were 96.8% leased as of December 31, 2011. We did not own any properties and therefore, had no rental income for the period from August 23, 2010 (date of inception) to December 31, 2010.
Operating expense reimbursement
Operating expense reimbursement was $0.8 million for the year ended of December 31, 2011. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of all other operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the period from August 23, 2010 (date of inception) to December 31, 2010.
Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties. The Advisor and Property Manager had elected to waive all asset management and property management fees for the year ended December 31, 2011. For the year ended December 31, 2011, we would have incurred additional asset management fees and property management fees of $0.2 million had these fees not been waived. There were no fees incurred or waived for the period from August 23, 2010 (date of inception) to December 31, 2010.

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
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the year ended of December 31, 2011 were $3.4 million. These costs related to our acquisition of 14 properties with an aggregate purchase price of $164.5 million. There were no properties purchased and therefore no acquisition and transaction related costs for the period from August 23, 2010 (date of inception) to December 31, 2010.
General and Administrative Expenses
General and administrative expenses of $0.4 million for the year ended December 31, 2011 primarily included board member compensation, directors and officers liability insurance and professional fees. General and administrative expenses for the period from August 23, 2010 (date of inception) to December 31, 2010 were immaterial.
Depreciation and Amortization Expense
Depreciation and amortization expense of $1.5 million for the year ended December 31, 2011, related to the purchase of 14 properties acquired in 2011 for an aggregate purchase price of $164.5 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the period from August 23, 2010 (date of inception) to December 31, 2010.
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
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $7.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 includes $9.4 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $10.1 million (net loss of $10.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation, offset by amortization of mortgage premium, of $20.7 million), an increase of $2.0 million in accounts payable and accrued expenses and an increase of $0.8 million in deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $5.1 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. The increases in accounts payable, accrued expenses, deferred rent and prepaid and other assets were primarily due to our larger real estate portfolio.
The net cash used in investing activities during the year ended December 31, 2012 of $452.5 million related to our acquisition of 36 properties with an aggregate gross purchase price of $508.1 million. Four properties were financed at acquisition with mortgage notes payable of $54.6 million during the year ended December 31, 2012. We assumed $1.0 million of other liabilities in connection with acquisitions related to tenant deposits and improvements.

Net cash provided by financing activities of $453.6 million during the year ended December 31, 2012 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $470.8 million, proceeds from mortgage notes payable and the revolving credit facility of $99.8 million. These cash inflows were partially offset by payments related to offering costs of $63.4 million, payments on mortgage notes payable and the revolving credit facility of $39.0 million, distributions to stockholders of $7.9 million, payments related to financing costs of $6.0 million, distributions to non-controlling interest holders of $0.4 million and an increase in receivables from affiliates of $0.2 million related to general and administrative expenses absorbed by our Advisor.
Cash Flows for the Year Ended December 31, 2011
During the year ended December 31, 2011, net cash used in operating activities was $2.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amounts of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2011 includes $3.4 million of acquisition and transaction costs. Cash flows used in operating activities during the year ended December 31, 2011 was mainly due to a net loss adjusted for non-cash items of $2.4 million (net loss of $4.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.7 million) and an increase in prepaid and other assets of $0.8 million. This cash outflow was partially offset by an increase of $0.8 million in accounts payable and accrued expenses mainly due to interest payable related to mortgages and deferred rent of $0.2 million.
The net cash used in investing activities during the year ended December 31, 2011 of $53.3 million related to the acquisition of 14 properties as of December 2011 with an aggregate gross purchase price of $164.5 million. Many of the properties were financed at acquisition date with $110.7 million of mortgage note payables. We assumed $0.4 million of other liabilities in connection with the acquisitions related to tenant deposits and improvements.
Net cash provided by financing activities of $60.5 million during the year ended December 31, 2011 related to proceeds, net of receivables and common stock redemptions, from the issuance of common stock of $68.4 million and $4.5 million of proceeds from notes payable and $4.4 million of contributions from non-controlling interest holders. These inflows were partially offset by payments related to offering costs of $11.5 million, payments related to financing costs of $2.8 million, payments related to notes and mortgage note payables of $2.0 million, distributions to stockholders of $0.4 million and $0.1 million of net payments to affiliated entities and an increase in restricted cash.
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
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced our real estate operations in June 2011. As of December 31, 2012, we owned 50 properties with an aggregate purchase price of $672.6 million.
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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our revolving credit facility to complete future property acquisitions. As of December 31, 2012, we had 55.6 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP from gross proceeds of $553.0 million. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million, which was then amended on October 25, 2012 to increase the commitments up to a maximum of $200.0 million. The senior revolving credit facility includes an "accordian" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. As of December 31, 2012, our senior revolving credit facility had a balance of $26.0 million, which was repaid in full in January 2013.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the year ended December 31, 2012, we received 27 requests to repurchase an aggregate of 108,361 shares of our common stock pursuant to our share repurchase plan. In connection with the 27 requests received during the year ended December 31, 2012, we have funded the repurchase requests of 68,137 shares at an average price per share of $9.92, as of December 31, 2012. As of December 31, 2012, we approved the repurchase requests of 40,224 unfulfilled shares, at an average price per share of $9.69 and completed such repurchases in January 2013. We funded share repurchases from proceeds from financing, including our credit facility.
As of December 31, 2012, we had cash of $13.9 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings and our credit facility, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the "prospectus"), we will use the proceeds raised in our offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of our offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in our prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

	Quarter Ended				Year Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)	$(3,456)	$(2,061)	$(3,694)	$(10,635)
Depreciation and amortization	2,536	3,781	5,507	7,025	18,849
FFO	1,112	325	3,446	3,331	8,214
Acquisition fees and expenses (1)	631	2,822	1,786	4,153	9,392
Amortization of above or below market leases and liabilities (2)	82	84	70	70	306
Straight-line rent (3)	(422)	(583)	(857)	(926)	(2,788)
Accretion of discount/amortization of premiums	—	—	(133)	(183)	(316)
MFFO	$1,403	$2,648	$4,312	$6,445	$14,808
_________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
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
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
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
During the year ended December 31, 2012, distributions paid to common stockholders totaled $14.5 million, inclusive of $6.6 million of distributions issued under the DRIP. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

During the year ended December 31, 2012, cash used to pay our distributions was primarily generated from cash flows from operations, shares issued under the DRIP and proceeds from financings. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Quarter Ended								Year Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		December 31, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$726		$1,407		$2,298		$3,479		$7,910
Distributions reinvested	580		1,164		1,902		2,918		6,564
Total distributions	$1,306		$2,571		$4,200		6,397		$14,474

Source of distribution coverage:
Cash flows provided by operations (1)	$726	55.6%	$1,407	54.7%	$2,298	54.7%	$3,362	52.6%	$7,793	53.8%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—	—	—%
Common stock issued under the DRIP / offering proceeds	580	44.4%	1,164	45.3%	1,902	45.3%	2,918	45.6%	6,564	45.4%
Proceeds from financings	—	—%	—	—%	—	—%	117	1.8%	117	0.8%
Total source of distribution coverage	$1,306	100.0%	$2,571	100.0%	$4,200	100.0%	$6,397	100.0%	$14,474	100.0%

Cash flows provided by operations (GAAP basis)	$851		$1,757		$2,447		$2,738		$7,793
Net loss attributable to stockholders (in accordance with GAAP)	$(1,424)		$(3,456)		$(2,061)		$(3,694)		$(10,635)
___________________
(1) Cash flows provided by operations for the year ended December 31, 2012 include acquisition and transaction related expenses of $9.4 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through December 31, 2012:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	December 31, 2012
Distributions paid:
Common stockholders in cash	$8,286
Common stockholders pursuant to DRIP/offering proceeds	6,863
Total distributions paid	$15,149

Reconciliation of net loss:
Revenues	$39,052
Acquisition and transaction-related	(12,848)
Depreciation and amortization	(20,855)
Other operating expenses	(9,749)
Other non-operating expenses	(10,355)
Net income attributable to non-controlling interests	34
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(14,721)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with this offering, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share was $6.78. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2012 was $10.00.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 29.7% (total secured debt divided by the base purchase price of acquired real estate investments) as of December 31, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

		Years Ended December 31,
(In thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$200,095	$45	$106,340	$93,710	$—
Revolving credit facility (1)	26,000	—	26,000	—	—
Note payable (1)	2,500	—	2,500	—	—
	$228,595	$45	$134,840	$93,710	$—
Interest Payments Due:
Mortgage notes payable	$34,308	$10,007	$18,924	$5,377	$—
Revolving credit facility (1)	3,143	1,120	2,023	—	—
Note payable (1)	355	203	152	—	—
	$37,806	$11,330	$21,099	$5,377	$—
_____________________
(1) The revolving credit facility and note payable were repaid in full in January 2013.

Contractual Lease Obligations
The Company entered into lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		Years Ended December 31,
(In thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Lease rental payments due:	$5,479	$148	$297	$301	$4,733
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will continue to qualify for taxation as a REIT and generally will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 11 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
 Off-Balance Sheet Arrangements
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million, which was amended on October 25, 2012 to increase the maximum commitments to $200.0 million with an "accordion" feature to allow us, under certain circumstances, to increase aggregate commitments up to a maximum of $400.0 million. The credit facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. As of December 31, 2012, advances under the credit facility totaled $26.0 million, resulting in an unused borrowing capacity available of $54.4 million based on the assets assigned to the credit facility as of December 31, 2012. On January 17, 2013, the total balance of $26.0 million was paid down, resulting in an unused borrowing capacity available of $80.4 million based on the assets assigned to the credit facility as of December 31, 2012.
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
As of December 31, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value of $205.5 million and a fair value of $212.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $14.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $15.0 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
At December 31, 2012, our debt included a variable-rate revolving credit facility with a carrying and fair value of $26.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our revolving credit facility payable would increase or decrease our interest expense by $0.2 million annually.
As the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-34 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (1)	Dealer Manager Agreement dated February 18, 2011 by and among the Company, American Realty Capital Healthcare Trust Operating Partnership, L.P. and Realty Capital Securities, LLC
1.2 (2)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (3)	Articles of Amendment and Restatement of the Company
3.2 (4)	Bylaws of the Company
4.1 (5)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P. dated November 12, 2012
4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P. dated December 28, 2012
10.1 (1)	Escrow Agreement dated February 18, 2011 by and among the Company, Wells Fargo Bank, National Association and Realty Capital Securities, LLC
10.2 (1)
Second Amended and Restated Advisory Agreement dated as of November 12, 2012 by and among the Company, American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC

10.3 (1)
Property Management and Leasing Agreement dated February 18, 2011 by and among the Company, American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Properties, LLC

10.4 (6)	Company's Restricted Share Plan
10.5 (6)	Company's Stock Option Plan
10.6 (7)	Agreement for Purchase and Sale of Real Property dated as of July 14, 2011 by and between American Realty Capital V, LLC and the Sellers party thereto
10.7 (8)	First Amendment to Purchase and Sale Agreement dated as of August 15, 2011 by and between American Realty Capital V, LLC and the Sellers party thereto
10.8 (8)	Second Amendment to Purchase and Sale Agreement dated as of September 14, 2011 by and between American Realty Capital V, LLC and the Sellers party thereto
10.9 (8)	Third Amendment to Purchase and Sale Agreement dated as of September 21, 2011 by and between American Realty Capital V, LLC and the Sellers party thereto
10.10 (9)	Loan Agreement dated as of September 19, 2011 by and among General Electric Capital Corporation, the lenders party thereto and the borrowers party thereto
10.11 (10)	Agreement of Purchase and Sale of Real Property effective as of August 12, 2012, between American Realty Capital V, LLC and Peoria MOB Owners LLC
10.12 (10)	Exclusive Management Agreement dated as of December 15, 2011 between ARCH MNPERIL001, LLC and Dasco Realty Illinois, LLC
10.13 (10)	Limited Liability Company Agreement dated as of December 15, 2011 of ARCHCT Dasco Peoria, LLC,
10.14 (10)	Credit Agreement dated as of December 15, 2011, between ARCH MNPERIL001, LLC and Regions Bank
10.15 (10)	Promissory Note dated as of December 15, 2011 given by ARCH MNPERIL001, LLC to Regions Bank
10.16 (10)	Carveout Guaranty dated as of December 15, 2011, between American Realty Capital Healthcare Trust Operating Partnership, L.P., in favor of Regions Bank
10.17 (11)
Senior Secured Revolving Credit Agreement, dated as of May 25, 2012 by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., KeyBank National Association, the other lenders named thereto and KeyBank Capital Markets

10.18 (11)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.19 (11)	Mortgage Note, dated as of December 6, 2006, given by PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.20 (11)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Neenah, L.L.C, JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

Exhibit No.	Description
10.21 (11)	Mortgage Note, dated as of December 6, 2006, given by PMZ- Neenah, L.L.C. JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.22 (11)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.23 (11)	Mortgage Note, dated as of December 6, 2006, given by PMZ- Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.24 (11)	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Hartford, L.L.C, JPG-Hartford, L.L.C. and AI-Hartford, L.L.C and ARHC AMHTDWI01, LLC
10.25 (11)	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ- Neenah, L.L.C. JPG- Neenah, L.L.C. and AI- Neenah, L.L.C. and ARHC AMNNHWI01, LLC
10.26 (11)
Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Two Rivers, L.L.C, JPG- Two Rivers, L.L.C. and AI- Two Rivers, L.L.C. and ARHC AMTRVWI01, LLC

10.27 (12)
First Amendment to Credit Agreement and Other Loan Documents, dated as of October 25, 2012, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., the Company, Key Bank National Association and the other lenders thereto

10.28 (12)	Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, by and among the Company. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
14 *	Code of Ethics of the Company
21 *	List of Subsidiaries of Ameircan Realty Capital Healthcare Trust, Inc. as of December 31, 2012
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________
*     Filed herewith

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on August 2, 2011

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 filed with the SEC on August 27, 2010

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012

(4)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A filed with the SEC on November 2, 2010

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

(6)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11/A filed with the SEC on January 14, 2011

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 12, 2011

(8)	Filed as an exhibit to the Company's Pre-Effective Amendment No.1 to Post-Effective Amendment No. 3 to Form S-11 filed with the SEC on October 18, 2011

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2011

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 12, 2013
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	March 12, 2013
Edward M. Weil, Jr.

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	March 12, 2013
Brian S. Block

/s/ William M. Kahane	Director	March 12, 2013
William M. Kahane

/s/ Leslie D. Michelson	Lead Independent Director	March 12, 2013
Leslie D. Michelson

/s/ Robert H. Burns	Independent Director	March 12, 2013
Robert H. Burns

/s/ Dr. Walter P. Lomax, Jr.	Independent Director	March 12, 2013
Dr. Walter P. Lomax, Jr.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the Period from August 23, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Changes in Equity for the Years Ended December 31, 2012 and 2011 and the Period from August 23, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period from August 23, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2012 and the period from August 23, 2010 (date of inception) to December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and the period from August 23, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 12, 2013

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Real estate investments, at cost:
Land	$48,409	$10,216
Buildings, fixtures and improvements	552,085	130,594
Acquired intangible lease assets	77,095	24,231
Total real estate investments, at cost	677,589	165,041
Less: accumulated depreciation and amortization	(21,262)	(1,608)
Total real estate investments, net	656,327	163,433
Cash and cash equivalents	13,869	5,038
Restricted cash	127	32
Receivable for sale of common stock	6,943	405
Prepaid expenses and other assets	5,826	750
Due from affiliate	190	—
Deferred costs, net	7,386	2,657
Total assets	$690,668	$172,315

LIABILITIES AND EQUITY
Mortgage notes payable	$200,095	$110,721
Mortgage premium, net	2,903	—
Revolving credit facility	26,000	—
Note payable	2,500	2,500
Below-market lease liabilities, net	1,692	543
Derivatives, at fair value	643	246
Accounts payable and accrued expenses	5,669	3,972
Deferred rent and other liabilities	917	161
Distributions payable	2,962	347
Total liabilities	243,381	118,490
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 55,584,641 and 6,983,449 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	556	70
Additional paid-in capital	476,157	56,997
Accumulated other comprehensive loss	(643)	(246)
Accumulated deficit	(32,832)	(5,108)
Total stockholders' equity	443,238	51,713
Non-controlling interests	4,049	2,112
Total equity	447,287	53,825
Total liabilities and equity	$690,668	$172,315

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,		For the Period from August 23, 2010 (date of inception) to
	2012	2011	December 31, 2010
Revenues:
Rental income	$30,379	$2,561	$—
Operating expense reimbursements	5,194	753	—
Resident services and fee income	165	—	—
Total revenues	35,738	3,314	—
Operating expenses:
Property operating and maintenance	6,564	863	—
Operating fees to affiliate	987	—	—
Acquisition and transaction related	9,433	3,415	—
General and administrative	905	429	1
Depreciation and amortization	19,320	1,535	—
Total operating expenses	37,209	6,242	1
Operating loss	(1,471)	(2,928)	(1)
Other income (expenses):
Interest expense	(9,184)	(1,191)	—
Other income	18	2	—
Total other expense	(9,166)	(1,189)	—
Net loss	(10,637)	(4,117)	(1)
Net loss attributable to non-controlling interests	2	32	—
Net loss attributable to stockholders	(10,635)	(4,085)	(1)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(397)	(246)	—
Comprehensive loss attributable to stockholders	$(11,032)	$(4,331)	$(1)

Basic and diluted weighted average shares outstanding	25,008,063	1,649,649	20,000
Basic and diluted net loss per share attributable to stockholders	$(0.43)	$(2.48)	NM
___________________________
NM — not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, August 23, 2010	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	—	200	—	200
Net loss	—	—	—	—	(1)	(1)	—	(1)
Balance, December 31, 2010	20,000	—	200	—	(1)	199	—	199
Issuance of common stock	6,924,696	70	68,811	—	—	68,881	—	68,881
Common stock offering costs, commissions and dealer manager fees	—	—	(12,308)	—	—	(12,308)	—	(12,308)
Common stock issued through distribution reinvestment plan	31,438	—	299	—	—	299	—	299
Common stock repurchases	(6,241)	—	(62)	—	—	(62)	—	(62)
Share-based compensation	13,556	—	57	—	—	57	—	57
Distributions declared	—	—	—	—	(1,022)	(1,022)	—	(1,022)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,144	2,144
Designated derivatives, fair value adjustment	—	—	—	(246)	—	(246)	—	(246)
Net loss	—	—	—	—	(4,085)	(4,085)	(32)	(4,117)
Balance, December 31, 2011	6,983,449	70	56,997	(246)	(5,108)	51,713	2,112	53,825
Issuance of common stock	47,997,987	480	477,532	—	—	478,012	—	478,012
Common stock offering costs, commissions and dealer manager fees	—	—	(63,990)	—	—	(63,990)	—	(63,990)
Common stock issued through distribution reinvestment plan	690,994	7	6,557	—	—	6,564	—	6,564
Common stock repurchases	(108,361)	(1)	(1,065)	—	—	(1,066)	—	(1,066)
Share-based compensation	20,572	—	126	—	—	126	—	126
Distributions declared	—	—	—	—	(17,089)	(17,089)	—	(17,089)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,300	2,300
Distributions to non-controlling interest holders	—	—	—	—	—	—	(361)	(361)
Designated derivatives, fair value adjustment	—	—	—	(397)	—	(397)	—	(397)
Net loss	—	—	—	—	(10,635)	(10,635)	(2)	(10,637)
Balance, December 31, 2012	55,584,641	$556	$476,157	$(643)	$(32,832)	$443,238	$4,049	$447,287

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from August 23, 2010 (date of inception) to
	2012	2011	December 31, 2010
Cash flows from operating activities:
Net loss attributable to stockholders	$(10,635)	$(4,085)	$(1)
Adjustment to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	15,066	1,174	—
Amortization of intangible assets	4,254	361	—
Amortization of deferred financing costs	1,267	122	—
Amortization of mortgage premium	(315)	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	306	59	—
Net loss attributable to non-controlling interests	(2)	(32)	—
Share-based compensation	126	57	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,076)	(750)	—
Accounts payable and accrued expenses	2,046	772	—
Deferred rent and other liabilities	756	161	—
Net cash provided by (used in) operating activities	7,793	(2,161)	(1)
Cash flows from investing activities:
Investment in real estate and other assets	(452,546)	(53,348)	—
Net cash used in investing activities	(452,546)	(53,348)	—
Cash flows from financing activities:
Proceeds from notes payable	—	4,500	—
Payments of note payable	—	(2,000)	—
Proceeds from mortgage notes payable	34,777	—	—
Payments of mortgage notes payable	(42)	(20)	—
Proceeds from revolving credit facility	65,000	—	—
Payments on revolving credit facility	(39,000)	—	—
Payments of deferred financing costs	(5,996)	(2,779)	—
Proceeds from issuance of common stock	471,474	68,476	200
Common stock repurchases	(701)	(37)	—
Payments of offering costs and fees related to stock issuances	(63,372)	(11,549)	(199)
Distributions paid	(7,910)	(376)	—
Due from/to affiliate	(190)	(80)	—
Contributions from non-controlling interest holders	—	4,444	—
Distributions to non-controlling interests holders	(361)	—	—
Restricted cash	(95)	(32)	—
Net cash provided by financing activities	453,584	60,547	1
Net change in cash	8,831	5,038	—
Cash and cash equivalents, beginning of period	5,038	—	—
Cash and cash equivalents, end of period	$13,869	$5,038	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from August 23, 2010 (date of inception) to
	2012	2011	December 31, 2010
Supplemental Disclosures:
Cash paid for interest	$7,801	$629	$—
Cash paid for income taxes	4	—	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$54,639	$110,741	$—
Premiums on assumed mortgage notes payable	3,218	—	—
Liabilities assumed in real estate acquisitions	968	396	—
Common stock issued through distribution reinvestment plan	6,564	299	—
Reclassification of deferred offering costs	—	844	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company"), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169075) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stock holders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in the IPO.
As of December 31, 2012, the Company had 55.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $553.0 million, including shares issued under the DRIP. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $555.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of December 31, 2012, the Company own 50 properties with an aggregate purchase price of $672.6 million, comprising of 2.2 million rentable square feet, which were 97.4% leased on a weighted average basis.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). American Realty Capital Healthcare Advisors, LLC (the "Advisor") is the Company's advisor. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are related parties, as entities wholly owned by the Company's sponsor, American Realty Capital V, LLC (the "Sponsor") and receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.
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
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Allocation of Purchase Price of Acquired Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company's analysis of comparable properties in its portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately one to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Intangible assets and acquired lease liabilities consist of the following:

	December 31,
(In thousands)	2012	2011
Intangible assets:
In-place leases, net of accumulated amortization of $4,568 and $361 at December 31, 2012 and 2011, respectively	$68,247	$20,334
Above-market leases, net of accumulated amortization of $516 and $73 at December 31, 2012 and 2011, respectively	3,764	3,463
Total intangible lease assets, net	$72,011	$23,797
Intangible liabilities:
Below-market leases, net of accumulated amortization of $143 and $13 at December 31, 2012 and 2011, respectively	$1,692	$543
Total intangible lease liabilities, net	$1,692	$543

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table provides the weighted-average amortization and accretion periods as of December 31, 2012, for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(in thousands)	Weighted- Average Amortization Period	2013	2014	2015	2016	2017
In-place leases	11.2	$10,519	$6,677	$6,532	$6,391	$6,210

Above-market lease assets	8.5	$498	$484	$469	$464	$446
Below-market lease liabilities	9.2	(233)	(233)	(232)	(219)	(175)
Total to be included in (deducted from) rental income		$265	$251	$237	$245	$271
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. Excess funds over an established threshold are swept daily into an overnight repurchase agreement. As of December 31, 2012 and December 31, 2011, $0.3 million and $3.9 million, respectively, were held in an overnight repurchase agreement with the Company's financial institution.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2012 and 2011, the Company had deposits of $13.9 million and $5.0 million, of which $12.2 million and $4.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.
Share Repurchase Program
 The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Prior to the time that the Company's shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company will begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company's offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole, prepared by third-party service providers.
The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year (or 1.25% per calendar quarter).
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2012 and 2011.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	3	6,241	$10.00
Year ended December 31, 2012	27	108,361	9.83
Cumulative repurchase requests as of December 31, 2012 (1)	30	114,602	$9.84
_____________________________

(1)
Includes 10 unfulfilled repurchases requests consisting of 40,224 shares at a average price per share of $9.69, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the years ended December 31, 2012 and 2011, the Company issued 0.7 million and 31,438 shares of common stock with a value of $6.6 million and $0.3 million, respectively, and a par value per share of $0.01, under the DRIP.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in medical office buildings and residents in senior living facilities. Rent that each tenant in the Company's medical office buildings pays are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in the Company's senior living facilities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in the Company's senior living facilities. Fees for ancillary services are recorded in the period in which the services are performed.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO (See Note 11 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 13 — Share-Based Compensation).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
During the year ended December 31, 2012, the Company purchased five senior living facilities, each of which is owned by a taxable REIT subsidiary ("TRS"), which is owned by the OP. Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. For the year ended December 31, 2012, the Company's TRSs did not earn any net taxable income and there were no net deferred tax assets related to the TRS entities at December 31, 2012.
Per Share Data
Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Reportable Segments
The Company has determined that it has two reportable segments, from activities related to investing in medical office buildings and the operations of senior living facilities. Management evaluates the operating performance of the Company's investments in real estate and senior living facilities on an individual property level.
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
December 31, 2012

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2012 and 2011. There were no assets acquired or liabilities assumed during the period from August 23, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,
(Dollar amounts in thousands)	2012	2011
Real estate investments, at cost:
Land	$38,193	$10,216
Buildings, fixtures and improvements	421,572	130,594
Total tangible assets	459,765	140,810
Acquired intangibles:
In-place leases	52,169	20,695
Above-market lease assets	744	3,536
Below-market lease liabilities	(1,307)	(556)
Total assets acquired, net	511,371	164,485
Mortgage notes payable assumed or used to acquire real estate investments	(54,639)	(110,741)
Premium on mortgages assumed	(3,218)	—
Other liabilities assumed	(968)	(396)
Cash paid for acquired real estate investments	$452,546	$53,348
Number of properties purchased	36	14
The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012 and 2011:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2011	14	$164,485
Year ended December 31, 2012	36	508,108
Total portfolio as of December 31, 2012	50	$672,593
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2012, had been consummated on August 23, 2010 (date of inception). Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $9.4 million from the year ended December 31, 2012 to the period from August 23, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,		Period from August 23, 2010 (date of inception) to
(In thousands)	2012	2011	December 31, 2010
Pro forma revenues	$75,369	$58,282	$20,757
Pro forma net income attributable to stockholders	$9,960	$14,236	$(4,281)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$45,891
2014	46,111
2015	46,562
2016	47,138
2017	47,144
Thereafter	334,498
$567,344
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than approximately 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012 and 2011:

	December 31,
Tenant	2012	2011
Carson Tahoe Regional Healthcare	*	11.4%
Global Rehabilitation Hospital	*	10.1%
Reliant Rehabilitation	9.6%	22.9%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2012 and 2011.
The following table lists the states where the Company has concentrations of properties where annualized rental income represented greater than 10% of consolidated annualized rental income as of December 31, 2012 and 2011:

	December 31,
State	2012	2011
Georgia	22.4%	*
Illinois	10.8%	14.5%
Nevada	*	31.1%
Texas	21.3%	45.8%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Revolving Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the amount of $50.0 million (the "Credit Facility"). The Credit Facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $250.0 million. On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments up to a maximum of $400.0 million.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company has the option, based on the Company's corporate leverage, to have the Credit Facility advances priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.00% to 3.00% (range from3.00% to 4.00% prior to the amendment in October 2012); or (b) the Base Rate, plus an applicable margin that ranges from 0.75% to 1.75% (range from 1.50% to 2.50% prior to the amendment in October 2012). Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate" or (ii) 0.5% above the federal funds effective rate. The Credit Facility requires an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is equal to or less than 50% of the available facility, respectively.
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
As of December 31, 2012, the balance under the Credit Facility was $26.0 million, resulting in an unused borrowing capacity of $54.4 million, based on the assets assigned to the Credit Facility as of December 31, 2012. This balance was paid in full in January 2013, resulting in a current unused borrowing capacity of $80.4 million, based on the assets assigned to the Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2012, the Company was in compliance with the debt covenants under the Credit Facility agreement.
Note 5 — Note Payable
In September 2011, the Company entered into an unsecured $2.5 million note payable with an unaffiliated third party investor. The note bears interest at a fixed rate of 8.0% per annum and matures in September 2014. The note has two one-year extension options. The note requires monthly interest payments with the principal balance due at maturity. The note may be repaid at any time, in whole or in part, without premium or penalty. Notwithstanding the foregoing, after the initial maturity date, the lender has a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days' notice. The note was repaid in full in January 2013 at the Company's election.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount as of		Effective
Portfolio	Encumbered Properties	December 31, 2012	December 31, 2011	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,187	$2,230	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	—	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	—	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	—	4.98%		Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	—	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	—	4.11%		Fixed	Sep. 2017
Unitron	1	4,000	—	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	—	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care	3	49,600	—	5.60%		Fixed	Jan. 2017
Total	21	$200,095	$110,721	5.00%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second and third tranches of a multi-tranche mortgage loan agreement to provide funding for a portfolio of 8 properties (the "Mortgage Loan"). The Mortgage Loan originally included a commitment of $150.0 million for 12 properties. However, the Company subsequently did not purchase three of the properties and did not finance one of the properties, representing $43.8 million of the loan commitment. The mortgages for each of the properties are cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2012:

(In thousands)	Future Principal Payments
2013	$45
2014	48
2015	106,292
2016	19,636
2017	74,074
Thereafter	—
$200,095
The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2012, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company's liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2012
Interest rate swaps	$—	$643	$—	$643
December 31, 2011
Interest rate swaps	$—	$246	$—	$246
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable and premiums, net	3	$202,998	$209,906	$110,721	$110,908
Note payable	3	$2,500	$2,851	$2,500	$2,500
The fair value of the mortgage notes payable, revolving credit facility, and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

As of December 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	December 31, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	3	$22,266	2	$17,591
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of December 31, 2012 and December 31, 2011:

(In thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(643)	$(246)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(624)	$(246)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(227)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
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
As of December 31, 2012, the fair value of derivatives in a liability position related to these agreements was $0.6 million. As of December 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.6 million at December 31, 2012.
Note 9 — Common Stock
As of December 31, 2012 and December 31, 2011, the Company had 55.6 million and 7.0 million shares of common stock outstanding, including the DRIP, from total proceeds of $553.0 million and $69.4 million, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

On May 12, 2011, the Company's board of directors authorized, and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018082192 per day or $0.66 annually per share of common stock. On December 10, 2011, the board of directors authorized, and the Company declared, an increase in the distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00186301370 per day or $0.68 annually per share of common stock beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Note 10 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$148
2014	148
2015	149
2016	150
2017	151
Thereafter	4,733
$5,479
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
Note 11 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of December 31, 2012 and December 31, 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Payable as of December 31,
(in thousands)	2012	2011	2012	2011
Total commissions and fees from the Dealer Manager	$47,412	$6,733	$625	$40
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements, excluding selling commissions and dealer-manager fees, incurred and payable to the Advisor and Dealer Manager as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Payable as of December 31,
(in thousands)	2012	2011	2012	2011
Fees and expense reimbursements from the Advisor and Dealer Manager	$13,717	$2,997	$73	$192
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of December 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $13.9 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $76.3 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold.
Effective March 1, 2013, the Company will be utilizing transfer agent services provided by an affiliate of the Dealer Manager.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Until October 1, 2012, the Company paid the Advisor a fee of 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable on a monthly basis, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  The asset management fee was reduced to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.
Effective October 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of December 31, 2012, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. In January 2013, the board of directors approved the issuance of 133,954 Class B units to the Advisor in connection with this arrangement. No Class B units were issued as of December 31, 2012.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of up to 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and up to 2.5% of gross revenues from all other types of properties, respectively, plus market-based leasing commission applicable to the geographic location of each property.  The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents the amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above as of and for the years ended December 31, 2012 and 2011. No such fees where incurred during the period from August 23, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,
	2012		2011		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2012	2011
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$7,851	$—	$2,699	$—	$143	$—
Financing coordination fees	2,882	—	1,279	—	—	—
Other expense reimbursements	149	—	—	—	—	—
Ongoing fees:
Asset management fees(1)	987	597	—	154	—	—
Property management and leasing fees	—	446	—	39	—	—
Total related party operations-related fees and reimbursements	$11,869	$1,043	$3,978	$193	$143	$—
_____________________________

(1)
Effective October 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the years ended December 31, 2012 or 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. In the year ended December 31, 2012, the Advisor absorbed $0.2 million of the Company's general and administrative costs. This receivable from the Advisor was outstanding as of December 31, 2012 and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Advisor paid this receivable to the Company in February 2013. There were no such costs absorbed by the Advisor during the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010.
As the Company's real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and/or the Property Manager may discontinue their past practice of forgiving fees and may charge the full fees owed to them in accordance with the Company's agreements with such parties.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the years ended December 31, 2012 or 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the years ended December 31, 2012 or 2011 and the period from August 23, 2010 to December 31, 2010.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during years ended December 31, 2012 or 2011 and the period from August 23, 2010 to December 31, 2010. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2012 and December 31, 2011, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the years ended December 31, 2012 and 2011:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	12,000	9.25
Vested	(1,800)	10.00
Forfeitures	(2,400)	10.00
Unvested, December 31, 2012	16,800	$9.46
The fair value of the shares, based on the price per share in the IPO, are being expensed over the vesting period of five years years. Compensation expense related to restricted stock was approximately $27,000 and $16,000 for the years ended December 31, 2012 and December 31, 2011, respectively. There were no restricted shares issued during the period from August 23, 2010 (date of inception) to December 31, 2010, as such, there was no compensation expense related to restricted shares for the same period.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2012	2011
Shares issued in lieu of cash	10,972	4,556
Value of shares issued in lieu of cash (in thousands)	$99	$41
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2012 and 2011 and for the period from August 23, 2010 (date of inception) to December 31, 2010:

	Year Ended December 31,		Period from August 23, 2010 (date of inception) to
	2012	2011	December 31, 2010
Net loss attributable to stockholders (in thousands)	$(10,635)	$(4,085)	$(1)
Weighted average common shares outstanding	25,008,063	1,649,649	20,000
Net loss per share attributable to stockholders, basic and diluted	$(0.43)	$(2.48)	NM
_____________________________
NM - not meaningful
The Company had the following common share equivalents as of December 31, 2012, 2011 and 2010, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2012	2011	2010
Unvested restricted stock	16,800	9,000	—
OP Units	202	202	—
Total common share equivalents	17,002	9,202	—
Note 15 — Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2012 and 2011, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has investment arrangements with unaffiliated third parties whereby such investors receive an ownership interest in certain properties and are entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of a property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investors' ownership interest in the properties.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table summarizes the activity related to investment arrangements with unaffiliated third parties. There were no investment arrangements with unaffiliated third parties as of and for the period from August 23, 2010 (date of inception) through December 31, 2010.

				As of December 31, 2012		Distributions
		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Year Ended December 31,
Property Name (in thousands)	Investment Date	Investment Amount	Ownership Percentage	Investment Arrangement	Investment Arrangement	2012	2011
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,981	$24,850	$166	$—
Odessa Regional Medical Center	Dec. 2011	33	1%	7,036	4,047	—	—
Methodist North Medical Office Building	Dec. 2011	111	1%	23,795	13,544	—	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,993	5,039	195	—
Total		$4,444		$72,805	$47,480	$361	$—
Note 16 — Segment Reporting
During the year ended December 31, 2012, the Company operated in two reportable business segments for management and internal financial reporting purposes: medical office buildings and senior living facilities. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings segment primarily consists of investing in medical office buildings and leasing those properties to healthcare-related entities under long-term leases, which may require tenants to pay property-related expenses. Our senior living facilities segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the property. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company it may not be comparable to net operating income as defined by other REITs or companies.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company purchased its first five senior living facilities in November and December of 2012. Therefore, as of and for the year ended December 31, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010, the Company operated in one reportable segment, medical office buildings. The following tables reconciles the segment activity to consolidated net income for the year ended December 31, 2012:

	Year Ended December 31, 2012
(in thousands)	Medical Office Buildings	Senior Living Facilities	Consolidated
Revenues:
Rental income	$28,639	$1,740	$30,379
Operating expense reimbursements	5,194	—	5,194
Resident services and fee income	—	165	165
Total revenues	33,833	1,905	35,738

Property operating and maintenance	5,463	1,101	6,564
Net operating income	$28,370	$804	$29,174
Operating fees to affiliate			987
Acquisition and transaction related			9,433
General and administrative			905
Depreciation and amortization			19,320
Interest expense			9,184
Other income			(18)
Net loss attributable to non-controlling interests			(2)
Net loss attributable to stockholders			$(10,635)
The following table reconciles the segment activity to consolidated total assets as of December 31, 2012:

December 31,
(in thousands)	2012
Assets
Investments in real estate:
Medical office buildings	$571,078
Senior living facilities	85,249
Total reportable segments, net	656,327
Cash	13,869
Restricted cash	127
Receivable for sale of common stock	6,943
Prepaid expenses and other assets	5,826
Due from affiliate	190
Deferred costs, net	7,386
Total assets	$690,668

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 17 – Quarterly Results (Unaudited)
The Company had a $1,000 net loss during the period from August 23, 2010 (date of inception) to December 31, 2010. Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$4,707	$6,875	$10,194	$13,962
Net loss attributable to stockholders	(1,424)	(3,456)	(2,061)	(3,694)
Weighted average shares outstanding	9,742,753	18,017,661	28,039,574	43,990,171
Basic and diluted loss per share attributable to stockholders	$(0.15)	$(0.19)	$(0.07)	$(0.08)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$—	$12	$436	$2,866
Net loss attributable to stockholders	(35)	(277)	(1,118)	(2,655)
Weighted average shares outstanding	20,000	230,133	1,510,422	4,787,183
Basic and diluted loss per share attributable to stockholders	NM	$(1.20)	$(0.74)	$(0.55)
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2013 to March 8, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, December 31, 2012	50	2,229,277	$672,593
Acquisitions	2	24,324	8,070
Total portfolio, March 8, 2013	52	2,253,601	$680,663
________________________
(1)    Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Sales of Common Stock
 As of February 28, 2013, the Company had 82.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of February 28, 2013, the aggregate value of all share issuances was $820.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
Total capital including sales from common stock and proceeds under the DRIP, net of repurchases is as follows:

Source of Capital (in thousands)	Inception to December 31, 2012	January 1, 2013 to February 28, 2013	Total
Common stock	$552,967	$263,547	$816,514
Contributions from non-controlling interest holders	4,444	—	4,444
	$557,411	$263,547	$820,958

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(dollar amounts in thousands)

				Initial Costs
Property	State	Acquisition Date	Encumbrances at December 31, 2012	Land	Building and Improvements	Gross Amount at December 31, 2012 (1) (2)	Accumulated Depreciation (3)	Weighted Average Depreciable Life
Texarkana	TX	6/21/2011	$2,187	$786	$3,143	$3,929	$281	29
DaVita, Marked Tree	AR	6/30/2011	—	64	1,219	1,283	108	29
DaVita, Rockford	IL	7/25/2011	—	—	1,797	1,797	120	33
Carson Tahoe Specialty Medical Plaza	NV	9/19/2011	21,751	2,205	22,934	25,139	1,861	30
Durango Medical Plaza	NV	9/19/2011	17,172	2,389	15,983	18,372	1,446	29
CareMeridian Rehabilitation Facility - Phoenix	AZ	9/15/2011	6,936	804	7,236	8,040	513	32
Reliant Rehabilitation Hospital - Dallas	TX	11/22/2011	24,850	1,422	27,024	28,446	1,659	32
Global Rehabilitation Hospital	TX	11/22/2011	12,714	1,447	13,027	14,474	800	32
Spring Creek Medical Plaza	TX	11/22/2011	7,477	705	7,314	8,019	518	30
Odessa Regional Medical Center	TX	12/19/2011	4,047	—	6,463	6,463	399	27
Methodist North Medical Office Building	IL	12/19/2011	13,544	—	21,917	21,917	1,066	33
Cooper Health Medical Office Building	NJ	12/29/2011	—	394	2,455	2,849	143	31
Village Healthcare Center	CA	1/13/2012	1,906	1,584	2,376	3,960	135	32
Biolife Plasma Services	TX	1/20/2012	—	1,027	4,109	5,136	177	33
University of Wisconsin Medical Center	WI	3/6/2012	5,039	816	7,343	8,159	317	34
Carson Tahoe Medical Office Building	NV	3/8/2012	4,675	—	7,111	7,111	374	29
Henry Ford Dialysis Center	MI	3/15/2012	—	126	2,402	2,528	94	33
Mercy Health Plaza	MO	4/10/2012	5,500	490	9,311	9,801	326	34
East Pointe Medical Office Building	FL	4/18/2012	5,260	473	8,980	9,453	279	34
DaVita Dialysis - Paoli, IN	IN	5/4/2012	—	167	1,503	1,670	47	33
Reliant Rehabilitation Hospital - Houston	TX	5/9/2012	13,437	1,330	25,262	26,592	954	32
PAPP Clinic	GA	5/14/2012	—	955	3,821	4,776	119	34
Unitron Hearing Building	MN	5/15/2012	4,000	822	7,394	8,216	262	33
Cooper Health Medical Office Building II	NJ	5/22/2012	—	158	3,923	4,081	136	28
Fresenius Medical Center	LA	5/23/2012	—	660	2,642	3,302	72	33
Sunnyvale Medical Plaza	TX	5/31/2012	—	951	10,290	11,241	388	30

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(dollar amounts in thousands)

				Initial Costs
Property	State	Acquisition Date	Encumbrances at December 31, 2012	Land	Building and Improvements	Gross Amount at December 31, 2012 (1) (2)	Accumulated Depreciation (3)	Weighted Average Depreciable Life
Texas Clinic at Arlington	TX	5/31/2012	—	2,689	16,833	19,522	573	31
Pinnacle Health	PA	6/12/2012	—	485	10,797	11,282	379	30
Cancer Care Partners	IN	6/15/2012	—	1,188	22,578	23,766	615	34
Aurora Health Care	WI	7/26/2012	49,600	4,124	55,407	59,531	1,077	34
Baylor Institute for Rehabilitation at Fort Worth	TX	8/22/2012	—	1,413	12,720	14,133	240	31
Bronson Lake View	MI	9/27/2012	—	1,362	25,871	27,233	302	34
Benton House Senior Living Facility Portfolio	FL and GA	11/21/2012 and 12/4/2012	—	6,384	75,574	81,958	226	37
Beverly Center	IL	11/28/2012	—	1,971	12,451	14,422	52	32
Rush Copley Building I	IL	11/29/2012	—	—	23,236	23,236	103	32
CareMeridian La Mesa	CA	12/14/2012	—	1,313	3,938	5,251	19	32
Blue Ridge Medical Building	TN	12/27/2012	—	218	4,143	4,361	—	34
16 N. Scotland Ave.-Northeast MOB	NY	12/28/2012	—	3,693	9,534	13,227	—	32
Michiana - Mishawaka	IN	12/28/2012	—	1,794	17,137	18,931	—	33
Cancer Center at Metro Health Village	MI	12/28/2012	—	826	4,682	5,508	—	34
Rush Copley Building II	IL	12/28/2012	—	—	23,553	23,553	—	32
North Valley Orthopedic	AZ	12/31/2012	—	1,174	6,652	7,826	—	34
			$200,095	$48,409	$552,085	$600,494	$16,180
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $77.1 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $664.4 million.

(3)	The accumulated depreciation column excludes $5.1 million of amortization associated with acquired intangible lease assets.

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012 and 2011 and for the period from August 23, 2010 (date of inception) to December 31, 2010:

	December 31,		For the Period from August 23, 2010 (date of inception) to
	2012	2011	December 31, 2010
Real estate investments, at cost:
Balance at beginning of year	$140,810	$—	$—
Additions-Acquisitions	459,765	140,810	—
Disposals	(81)	—	—
Balance at end of the year	$600,494	$140,810	$—

Accumulated depreciation and amortization:
Balance at beginning of year	$1,174	$—	$—
Depreciation expense	15,010	1,174	—
Disposals	(6)	—	—
Balance at end of the year	$16,178	$1,174	$—