Form 10-K/A
period 2012-12-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2013-04-30
CIK 1499875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant recently completed its initial public offering of shares of its common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169075), which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $226.1 million based on a per share value of $10.00.

The number of outstanding shares of the registrant's common stock on April 15, 2013 was 176,317,400 shares.

 AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

FORM 10-K/A
(Amendment No. 1)

Year Ended December 31, 2012

		Page
EXPLANATORY NOTE		2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions and Director Independence	15
Item 14.	Principal Accounting Fees and Services	21

PART IV

Item 15.	Exhibits and Financial Statement Schedules	22

Signatures

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

FORM 10-K/A

(AMENDMENT NO. 1)

EXPLANATORY NOTE

American Realty Capital Healthcare Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2013 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Principal Occupation and Positions Held
Nicholas S. Schorsch	52	Chairman and Chief Executive Officer
Edward M. Weil, Jr.	46	President, Chief Operating Officer, and Secretary
W. Todd Jensen	47	Executive Vice President and Chief Investment Officer
Peter M. Budko	53	Executive Vice President
Brian S. Block	41	Executive Vice President and Chief Financial Officer
William M. Kahane	65	Director
Leslie D. Michelson	62	Independent Director
Robert H. Burns	83	Independent Director
Walter P. Lomax, Jr.	80	Independent Director

Nicholas S. Schorsch

Nicholas S. Schorsch has served as chairman of the Company’s board of directors (the “Board” or “Board of Directors”) and chief executive officer of the Company since its formation in August 2010 and chief executive officer of American Realty Capital Healthcare Advisor, LLC, our external advisor (the “Advisor”), and American Realty Capital Healthcare Properties, LLC (our “Property Manager”) since their formation in August 2010. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) until January 2013 when it completed its merger with Realty Income Corporation and, until March 2012, the chief executive officer, of ARCT, the ARCT advisor and the ARCT property manager since their formation in August 2007. Mr. Schorsch has served as chairman and the chief executive officer of American Realty Capital New York Recovery REIT, Inc. (“NYRR”) since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. Mr. Schorsch has served as the chief executive officer of the Phillips Edison-ARC Shopping Center REIT Inc. (“PE-ARC”) advisor since its formation in December 2009. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital — Retail Centers of America, Inc. (“ARC RCA”) and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Schorsch has been chairman and the chief executive officer of Business Development Corporation of America (“BDCA”) since its formation in May 2010. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Schorsch also has been the chairman and chief executive officer of American Realty Capital Properties, Inc. (“ARCP”) and the ARCP manager since their formation in December 2010 and November 2010, respectively. Mr. Schorsch served as chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. He has also served as the chief executive officer of American Realty Capital Trust IV, Inc. (“ARCT IV”), the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Schorsch has served as the chairman of the board of directors of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) since its formation in October 2012. Mr. Schorsch has served as chairman of the board of directors of ARC Realty Finance Trust, Inc. (“ARC RFT”) since its formation in November 2012 and as chief executive officer of ARC RFT and the ARC RFT advisor since November 2012. Mr. Schorsch has served as the chairman of the board of directors and chief executive officer of American Realty Capital Trust V, Inc. (“ARCT V”) since its formation in January 2013. Mr. Schorsch has served as chairman of the board of directors of RCS Capital Corporation (“RCS Capital”) since February 2013.

From September 2006 to July 2007, Mr. Schorsch was chief executive officer of an affiliate, American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a real estate investment trust (“REIT”) in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that are net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”), and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University. We believe that Mr. Schorsch’s current experience as chairman and chief executive officer, as applicable, of NYRR, ARC RCA, ARC DNAV, ARC HT II, ARCP, ARCT III, ARC Global, ARCT IV, ARCT V and ARC RFT, his previous experience as president, chief executive officer and vice chairman of AFRT, and his significant real estate acquisition experience, make him well qualified to serve as our chairman of the Board of Directors.

William M. Kahane

William M. Kahane has served as a director of the Company since our formation in August 2010. Mr. Kahane also served as president and chief operating officer of the Company, our Property Manager and our Advisor from August 2010 until March 2012. Mr. Kahane has been active in the structuring and financial management of commercial real estate investments for over 35 years. Mr. Kahane served as an executive officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane has served as a director of ARC RCA since its formation in July 2010. He also had served as an executive officer of ARC RCA and the ARC RCA advisor from their formation in July 2010 and May 2010, respectively, until March 2012. Mr. Kahane also has been a director of PE-ARC and the president, chief operating officer and treasurer of the PE-ARC advisor since their formation in December 2009. Mr. Kahane has served as a director of NYRR since its formation in October 2009 and had served as an executive officer of NYRR from October 2009 until March 2012 and as an executive officer of the NYRR advisor and property manager from their formation in November 2009 until March 2012. Mr. Kahane served as a director of ARC DNAV and an executive officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from their formation in September 2010 until March 2012. Mr. Kahane served as an executive officer of ARCT III from its formation in October 2010 until April 2012 and as an executive officer of the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director and executive officer of ARCP and as an executive officer of the ARCP manager from their formation in December 2010 and November 2010, respectively, until March 2012. Mr. Kahane was reappointed as a director of ARCP in February 2013 in connection with the close of ARCP’s merger with ARCT III. Mr. Kahane also has been an interested director of BDCA since its formation in May 2010 and, until March 2012, was the president of BDCA. Mr. Kahane also served as president and chief operating officer of the BDCA advisor from its formation in June 2010 until March 2012. Mr. Kahane has served as chief executive officer and a director of RCS Capital since February 2013. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008.

Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 – 1979. From 1981 – 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane served as a trustee at AFRT (April 2003 to August 2006), during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC (“GF Capital”), a New York-based merchant banking firm, where he has directed the firm’s real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an M.B.A. from Stanford University’s Graduate School of Business. We believe that Mr. Kahane’s current experience as a director of ARC RCA, BDCA, NYRR, PE-ARC, ARC HT II and RCS Capital, his prior experience as an executive officer and director of ARC DNAV, ARCT III, ARCP and ARCT, his prior experience as chairman of the board of Catellus Development Corp. and his significant investment banking experience in real estate, make him well qualified to serve as a member of our Board of Directors.

Leslie D. Michelson

Leslie D. Michelson was appointed as an independent director of the Company in January 2011 and lead independent director in July 2012. Mr. Michelson was appointed as the lead independent director of ARC RFT in January 2013. Mr. Michelson also has served as an independent director of RCS Capital since February 2013, ARCP since October 2012 and BDCA since January 2011. Mr. Michelson served as an independent director of ARC RCA from March 2012 until October 2012 and NYRR from October 2009 until August 2011. Mr. Michelson served as an independent director of ARCT until its merger with Realty Income Corporation was completed in January 2013. Since April 2007, Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, which is retained by corporations and individuals to assist them in obtaining high quality care. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp. (a publicly traded national mixed-use and retail developer) from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the audit committee of the board of directors for 5 years. From April 2001 to April 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson had been a director of Molecular Insight Pharmaceuticals, a biotechnology company developing innovative diagnostic and therapeutic products for prostate cancer, from November 2011 to January 2013, Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, a AMEX-traded special purpose acquisition company, from 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001. Mr. Michelson is currently a director of Landmark Imaging, a privately held diagnostic imaging and treatment company and of Private Health Management, a retainer-based primary care medical practice management company. Also, since June 2004 and through the present, he has been and is a director of ALS-TDI, a philanthropy dedicated to curing Amyotrophic Lateral Sclerosis, commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976. We believe that Mr. Michelson’s current experience as a director of ARC RFT, ARCP, RCS Capital and BDCA, his previous experience as a member of the board of directors of NYRR, ARC RCA, ARCT and Catellus Development Corp. and his legal education, make him well qualified to serve as a member of our Board of Directors.

Robert H. Burns

Robert H. Burns was appointed as an independent director of the Company in March 2012. He was appointed as an independent director of ARCT V in January 2013. Mr. Burns has also served as an independent director of NYRR since October 2009 and ARCT III from January 2011 to March 2012. He also served as an independent director of ARCT from January 2008 until January 2013 when ARCT closed its merger with Realty Income Corporation. Mr. Burns is a hotel industry veteran with an international reputation and over thirty years of hotel, real estate, food and beverage and retail experience. He founded and built the luxurious Regent International Hotels brand, which he sold in 1992. From 1970 to 1992, Mr. Burns served as chairman and chief executive officer of Regent International Hotels, where he was personally involved in all strategic and major operating decisions. Mr. Burns and his team of professionals performed site selection, obtained land use and zoning approvals, performed all property due diligence, financed each project by raising both equity and arranging debt, oversaw planning, design and construction of each hotel property, and managed each asset. Each Regent hotel typically contained a significant food and beverage element and high-end retail component, frequently including luxury goods such as clothing, jewelry, as well as retail shops. Mr. Burns opened the first Regent hotel in Honolulu, Hawaii, in 1970. From 1970 to 1979, the company opened and managed a number of prominent hotels, but gained international recognition in 1980 with the opening of The Regent Hong Kong, which had many amenities and attracted attention throughout the world. In all, Mr. Burns developed over 18 major hotel projects including the Four Seasons Hotel in New York City, the Beverly Wilshire Hotel in Beverly Hills, the Four Seasons Hotel in Milan, Italy, and the Four Seasons Hotel in Bali, Indonesia. Mr. Burns currently serves as chairman of Barings’ Chrysalis Emerging Markets Fund, a position he has held since 1991, and as a director of Barings’ Asia Pacific Fund, a position he has held since 1986. Additionally, he has been a member of the executive committee of the board of directors of Jazz at Lincoln Center in New York City since 2000. He also chairs the Robert H. Burns Foundation which he founded in 1992. The Robert H. Burns Foundation funds the education of Asian students at American schools. Mr. Burns frequently lectures at Stanford Business School. Mr. Burns served as a faculty member at the University of Hawaii from 1963 to 1994 and as president of the Hawaii Hotel Association from 1968 to 1970. Mr. Burns began his career in Sheraton’s Executive Training Program in 1958, and advanced within Sheraton and then within Westin Hotels from 1962 to 1963. He later spent eight years with Hilton International Hotels from 1963 to 1970. Mr. Burns graduated from the School of Hotel Management at Michigan State University in 1958 and the University of Michigan’s Graduate School of Business in 1960 after serving three years in the U.S. Army in Korea. For the past five years Mr. Burns has devoted his time to owning and operating Villa Feltrinelli on Lago di Garda, in Northern Italy, a small, luxury hotel, and working on developing hotel projects in Asia, focusing on Vietnam and China. We believe that Mr. Burns’ current experience as a director of ARCT V and NYRR, his prior experience as a director of ARCT III and ARCT and his experience as a real estate developer for over 40 years, during which he developed over 18 major hotel projects, make him well qualified to serve as a member of our Board of Directors.

Walter P. Lomax, Jr.

Walter P. Lomax, Jr. has been an independent director of the Company since January 2011. Dr. Lomax has served as a member of the board of directors of ARCP since July 2011 and an independent director of ARC DNAV since July 2011. From September 1958 through September 1990, Dr. Lomax was engaged as a physician in private practice in Philadelphia, Pennsylvania. During this time, he grew his practice from a private single physician office into Lomax Medical Associates, a multi-site group practice consisting of over 20 physicians located in five separate locations. Lomax Medical Associates provided high quality care in traditionally underserved areas. In July 1982, Dr. Lomax established Lomax Health Systems, a management company concentrating exclusively on healthcare. In 1984, Lomax Health Systems won a medical services contract to recruit physicians and physician assistants to supplement Philadelphia’s staff in the prison system. In January 1990, Dr. Lomax formed Correctional Healthcare Solutions, which specialized in the management and delivery of health services to correctional facilities. At the time of its sale in July 2000, Correctional Healthcare Solutions was providing health care in 60 correctional facilities in 16 states. From July 1989 through September 2002, Dr. Lomax was the co-founder and vice chairman of AmeriChoice, Inc., a Medicaid HMO with licenses in Pennsylvania, New Jersey and New York. In September 2002, AmeriChoice was sold to United Health Group Company. Since September 2002, Dr. Lomax has served as the chairman of The Lomax Companies, the Lomax family’s investment office, which manages a global portfolio of private equity investments with a particular emphasis on venture capital and real estate. We believe that Dr. Lomax’s current experience as a director of ARCP and ARC DNAV and ongoing real estate investments on behalf of The Lomax Companies, make him well qualified to serve as a member of our Board of Directors.

Edward M. Weil, Jr.

Edward M. Weil, Jr. has served as president and chief operating officer of the Company since March 2012 and as executive vice president and secretary since our formation in August 2010. He has also served as an executive officer of our Advisor and Property Manager since their formation in August 2010. Mr. Weil served as an executive officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 through March 2012. Mr. Weil has served as an executive officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. He has served as the executive vice president and secretary of the PE-ARC advisor since its formation in December 2009. Mr. Weil has served as an executive officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Weil served as a director of ARCT III beginning in February 2012 and as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Weil has served as an executive officer, and, beginning in March 2012, a director, of ARC DNAV, and has served as an executive officer of the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Weil has served as an executive officer, and, beginning in March 2012, a director, of ARCP since its formation in December 2010 and has served as an executive officer of the ARCP manager since its formation in November 2010. Mr. Weil has been a director and an executive officer of ARC Global, the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Weil has served as the president, chief operating officer, treasurer and secretary of ARCT IV, the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Weil was appointed as a director of ARCT IV in January 2013. Mr. Weil has served as a director of ARCT V since its formation in January 2013 and as president, chief operating officer, treasurer and secretary of ARCT V, the ARCT V advisor and the ARCT V property manager since their formation in January 2013. Mr. Weil has served as the president, chief operating officer, treasurer and secretary of ARC HT II, the ARC HT II advisor and the ARC HT II property manager since their formation in October 2012. Mr. Weil served as the president, treasurer and secretary of ARC RFT and the ARC RFT advisor from November 2012 until January 2013. Mr. Weil has served as president, treasurer, secretary and a director of RCS Capital since February 2013. Mr. Weil has served as the executive vice president and secretary of the BDCA advisor since its formation in June 2010. Mr. Weil has been the chief executive officer of Realty Capital Securities, LLC, since December 2010. Mr. Weil was formerly the senior vice president of sales and leasing for AFRT from April 2004 to October 2006, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Under the direction of Mr. Weil, his department was the sole contributor in the increase of occupancy and portfolio revenue through the sales of over 200 properties and the leasing of over 2.2 million square feet, averaging 325,000 square feet of newly executed leases per quarter. After working at AFRT, from October 2006 to May 2007, Mr. Weil was managing director of Milestone Partners Limited and prior to joining AFRT, from 1987 to April 2004, Mr. Weil was president of Plymouth Pump & Systems Co. Mr. Weil attended George Washington University. Mr. Weil holds FINRA Series 7, 24 and 63 licenses.

W. Todd Jensen

W. Todd Jensen has served as executive vice president and chief investment officer of the Company since February 2011. He also has been executive vice president and chief investment officer of our Advisor and our Property Manager since February 2011. Mr. Jenson has served as executive vice president and chief investment officer of ARC HT II, its advisor and property manager since their formation in October 2012. Mr. Jensen has almost 20 years of experience in the financing and development of commercial real estate, with more than 15 of those years focused exclusively on the development, leasing and capitalization of healthcare-related real estate. Mr. Jensen worked for The DASCO Companies, as a consultant from December 2008 to January 2009 and as senior vice president from January 2009 to February 2011, focusing on helping to grow its healthcare-related real estate development business. The DASCO Companies develop, finance, lease and manage medical office buildings and outpatient facilities. During that time, Mr. Jensen established relationships with hospitals and health systems representing more than $300 million in potential development. From August 2003 to September 2008, Mr. Jensen served as senior vice president for Lauth Property Group and started, grew and managed its Healthcare Group, which he lead to become the 8th largest healthcare developer in the United States, according to Modern Healthcare Magazine, with more than $150 million in annual development volume. From 1995 to 2003, Mr. Jensen was a partner and regional vice president of Hammes Company, where he established the Mid-Atlantic and Northeast regional offices and sourced more than $315 million in development and project management work for the firm. From 1992 to 1995, Mr. Jensen worked as assistant vice president for Citicorp Securities in its Real Estate Capital Markets group. Mr. Jensen received a B.A. in Economics and Mathematics from Kalamazoo College and an MBA from University of Pennsylvania’s Wharton School.

Peter M. Budko

Peter M. Budko has been the executive vice president of the Company since its formation in August 2010 and the executive vice president of our Advisor and Property Manager since their formation in August 2010. Mr. Budko served as executive vice president and chief investment officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in 2007 through March 2012. Mr. Budko has also served as executive vice president and chief operating officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. Mr. Budko has served as executive vice president and chief investment officer of the PE-ARC advisor since its formation in December 2009. Mr. Budko has served as executive vice president and chief investment officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Budko served as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Budko has served as an executive officer of BDCA and the BDCA advisor since their formation in May 2010 and June 2010, respectively. Mr. Budko has served as executive vice president and chief investment officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Budko also has been executive vice president and chief investment officer of ARCP and the ARCP manager since their formation in December 2010 and November 2010, respectively. Mr. Budko also has been an executive officer of ARC Global, the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Budko has served as executive vice president and chief investment officer of ARCT IV, the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Budko has served as the executive vice president of ARC HT II, the ARC HT II advisor and the ARC HT II property manager since their formation in October 2012. Mr. Budko has served as the executive vice president of ARC RFT and the ARC RFT advisor since their formation in November 2012 and as president of ARC RFT and the ARC RFT advisor since January 2013. Mr. Budko was appointed as a director of ARC RFT in January 2013. Mr. Budko has served as chief investment officer and a director of RCS Capital since February 2013. From January 2007 to July 2007, Mr. Budko was chief operating officer of an affiliated American Realty Capital real estate investment firm. Mr. Budko founded and formerly served as managing director and group head of the Structured Asset Finance Group, a division of Wachovia Capital Markets, LLC from 1997 – 2006. The Structured Asset Finance Group structures and invests in real estate that is net leased to corporate tenants. While at Wachovia, Mr. Budko acquired over $5 billion of net leased real estate assets. From 1987 – 1997, Mr. Budko worked in the Corporate Real Estate Finance Group at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the group in 1990. Mr. Budko received a B.A. in physics from the University of North Carolina.

Brian S. Block

Brian S. Block has been the executive vice president and chief financial officer of the Company since our formation in August 2010 and executive vice president and chief financial officer of our Advisor and Property Manager since their formation in August 2010. Mr. Block had served as executive vice president and chief financial officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in 2007 through March 2012. Mr. Block has served as executive vice president and chief financial officer of NYRR since its formation in October 2009, and the NYRR property manager and the NYRR advisor since their formation in November 2009. Mr. Block has served as executive vice president and chief financial officer of the PE-ARC advisor since its formation in December 2009. Mr. Block has served as executive vice president and chief financial officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Block served as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Block served as chief financial officer and treasurer of BDCA from its formation in May 2010 until February 2013, and has served as chief financial officer of the BDCA advisor from its formation in June 2010 until February 2013. Mr. Block has served as chief financial officer of ARC DNAV since its formation in September 2010. Mr. Block has served as executive vice president and chief financial officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Block also has been executive vice president and chief financial officer of ARCP and the ARCP manager since their formation December 2010 and November 2010, respectively. Mr. Block also has been executive vice president and chief financial officer of ARC Global, the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Block has served as the executive vice president and chief financial officer of ARCT IV, the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Block served as the executive vice president and chief financial officer of ARC RFT and the ARC RFT advisor from November 2012 until January 2013. Mr. Block has served as a chief financial officer and executive vice president of ARCT V, the ARCT V advisor and the ARCT V property manager since their formation in January 2013. Mr. Block has served as chief financial officer, assistant secretary and a director of RCS Capital since February 2013. Mr. Block is responsible for the accounting, finance and reporting functions at the American Realty Capital group of companies. He has extensive experience in SEC reporting requirements, as well as REIT tax compliance matters. Mr. Block has been instrumental in developing the American Realty Capital group of companies’ infrastructure and positioning the organization for growth. Mr. Block began his career in public accounting at Ernst & Young and Arthur Andersen from 1994 to 2000. Subsequently, Mr. Block was the chief financial officer of a venture capital-backed technology company for several years prior to joining AFRT in 2002. While at AFRT, Mr. Block served as senior vice president and chief accounting officer and oversaw the financial, administrative and reporting functions of the organization. Mr. Block discontinued working for AFRT in August 2007. He is a certified public accountant and is a member of the AICPA and PICPA. Mr. Block serves on the REIT Committee of the Investment Program Association. Mr. Block received a B.S. from Albright College and an M.B.A. from La Salle University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it with respect to the fiscal year ended December 31, 2012, all reports were filed on a timely basis, except for one Form 4 filed for Dr. Walter Lomax, filed on June 20, 2012, reporting a transaction that occurred on June 1, 2012.

Code of Ethics

The Board of Directors adopted a Code of Ethics effective as of February 18, 2011 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website at http://www.thehealthcarereit.com by clicking on “Code of Ethics.” You may also obtain a copy of the Code of Ethics by writing to our secretary at: American Realty Capital Healthcare Trust, Inc., 405 Park Avenue, 15th Floor, New York, New York 10022, Attention: Edward M. Weil, Jr. A waiver of the Code of Ethics for our chief executive officer may be made only by the Board of Directors or the appropriate committee of the Board of Directors and will be promptly disclosed to the extent required by law. A waiver of the Code of Ethics for all other employees may be made only by our chief executive officer, chief operating officer or our general counsel, if we ever have one, and shall be discussed with the Board of Directors or a committee of the Board of Directors as appropriate.

Audit Committee

The Board of Directors established an audit committee in February 2011. The charter of audit committee is available to any stockholder who requests it c/o American Realty Capital Healthcare Trust Inc., 405 Park Avenue, 15th Floor, New York, NY 10022. The audit committee charter is also available on the Company’s website at http://www.thehealthcarereit.com by clicking on “Investore Relations — Corporate Governance — Audit Committee Charter”. Our audit committee consists of Messrs. Leslie Michelson, Robert H. Burns and Walter P. Lomax, Jr., each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s Charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules. The Board has determined that Leslie D. Michelson is qualified as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

The audit committee, in performing its duties, monitors:

•	our financial reporting process;

•	the integrity of our financial statements;

•	compliance with legal and regulatory requirements;

•	the independence and qualifications of our independent and internal auditors, as applicable; and

•	the performance of our independent and internal auditors, as applicable.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

We currently have no employees. Our Advisor performs our day-to-day management functions. Our executive officers, Messrs. Nicholas S. Schorsch, Edward M. Weil, Jr., W. Todd Jensen, Peter M. Budko and Brian S. Block, are all employees of the Advisor and do not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. See “Item 13—Certain Relationships and Related Transactions” below for a discussion of fees and expenses payable to the Advisor and its affiliates.

Compensation of Directors

The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2012:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Nicholas S. Schorsch(1)	$—	$—	$—	$—	$—	$—	$—
William M. Kahane(2)	—	—	—	—	—	—
Leslie D. Michelson(3)	143,250	27,000	—	—	—	—	170,250
Robert H. Burns(4)	54,250	57,000	—	—	—	—	111,250
Walter P. Lomax, Jr.(5)	74,750	27,000	—	—	—	—	101,750
Edward G. Rendell(6)	12,250	—	—	—	—	—	12,250

_______________

(1)	Mr. Schorsch, the chief executive officer and chairman of the Board of the Company, received no additional compensation for serving as director.

(2)	Mr. Kahane, a director of the Company, received no compensation for serving as director.

(3)	Mr. Michelson earned fees in the amount of $153,250 for services as a director, including fees earned for being the lead director, during the fiscal year ended December 31, 2012. The payment of $143,250 represents $134,250 and $9,000 for services rendered during the years ended December 31, 2012 and 2011, respectively.

(4)	Mr. Burns earned fees in the amount of $60,250 for services as a director during the fiscal year ended December 31, 2012 of which $54,250 was paid as of December 31, 2012.

(5)	Dr. Lomax earned fees in the amount of $74,750 for services as a director during the fiscal year ended December 31, 2012. The payment of $74,750 represents $65,750 and $9,000 for services rendered during the years ended December 31, 2012 and 2011, respectively.

(6)	Mr. Rendell earned fees in the amount of $4,750 for his services as a director during the fiscal year ended December 31, 2012. The payment of $12,250 represents $4,750 and $7,500 for services rendered during the years ended December 31, 2012 and 2011, respectively. Mr. Rendell resigned as a director on March 1, 2012.

We pay to each of our independent directors the fees described in the table below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director also is our employee or an employee of our Advisor or any of their affiliates, we do not pay compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash ($)	Restricted Shares
Independent Directors(2)	Additional yearly retainer of $55,000 for the lead independent director and $30,000 for each independent director; $2,000 for all meetings personally attended by the directors and $1,500 for each meeting attended via telephone; $750 per transaction reviewed and voted upon via electronic board meeting up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting.(1)	Pursuant to our restricted share plan adopted in March 2011, each independent director will receive an automatic grant of 3,000 restricted shares on the date of each annual stockholders’ meeting. Each independent director is also granted 3,000 restricted shares of common stock on the date of initial election to the board. The restricted shares vest over a five year period following the grant date in increments of 20% per annum.

We also will pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company, in the following amounts:

• $2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours, or
• 5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.
In either of the above cases, we will reimburse, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attendance at such external seminar, conference, panel, forum or other industry-related event. An independent director cannot be paid or reimbursed for attendance at a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.

____________

(1)	If there is a Board meeting and one or more committee meetings in one day, the director’s fees shall not exceed $2,500 ($3,000 for the chairperson of the audit committee if there is a meeting of such committee).

(2)	An independent director who is also an audit committee chairperson will receive an additional $500 for personal attendance of all audit committee meetings.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share-Based Compensation

Stock Option Plan

We have adopted a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The Plan is designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders. The exercise price for all stock options granted under the Plan currently is fixed at $10.00 per share. Once we begin calculating the fair market value of our Common Stock, the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended. The following table sets forth information regarding securities authorized for issuance under the Plan as of December 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	500,000
Total	—	—	500,000

Restricted Share Plan

In February 2011, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our Board of Directors or the stockholders, on the date of the initial election to the Board and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares of common stock to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP will not exceed 5.0% of our outstanding shares, and in any event will not exceed 7,500,000 shares (as such number may be adjusted to stock splits, stock dividends, combinations of similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were 16,800 unvested shares outstanding under the RSP at December 31, 2012.

Compensation Committee Report

The Company does not have a standing compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this annual report.

Nicholas S. Schorsch
William M. Kahane
Leslie D. Michelson
Robert H. Burns
Walter P. Lomax, Jr.

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee and we do not separately compensate our executive officers. Executive compensation is determined by the Board in its entirety. During the fiscal year ended December 31, 2012, Mr. Schorsch, our chairman of the Board and chief executive officer of the Company served as an executive officer and/or director of ARCT, NYRR, ARC RCA, ARC DNAV, ARCT III, ARCT IV, ARC Global, BDCA, ARC RFT and the Company. Mr. Kahane, a director and former executive officer of the Company until March 2012, serves or has served as an executive officer and/or director of ARCT, NYRR, ARC RCA, ARC DNAV, BDCA, ARC RFT and the Company. Since Mr. Schorsch is, and Mr. Kahane was until March 2012, an officer of our Advisor and/or its affiliates, they did not receive any separate compensation from us for service as our executive officers and directors, and also did not receive any separate compensation from the entities listed herein for their service as executive officers and/or directors of those entities.

Stock Ownership By Directors, Officers and Certain Stockholders

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2013, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

Name of Beneficial Owner(1)	Number of Shares		Percentage
American Realty Capital Healthcare Special Limited Partnership, LLC(2)	20,000		*
Nicholas S. Schorsch	—		—
William M. Kahane	—		—
Peter M. Budko	—		—
Brian S. Block	—		—
Edward M Weil, Jr.	—		—
Leslie D. Michelson	6,055	(3)	*
Walter P. Lomax, Jr.	19,861	(4)	*
Robert H. Burns	9,407	(5)	*
All directors and executive officers as a group (8 persons)	55,323	(6)	*

*	Less than 1%

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)	American Realty Capital Healthcare Special Limited Partnership, LLC is 100% owned by American Realty Capital V, LLC (the “Sponsor), which is directly or indirectly owned by Nicholas S. Schorsch, William M. Kahane, Peter M. Budko, Brian S. Block and Edward M. Weil, Jr. and controlled by Nicholas S. Schorsch and William M. Kahane.

(3)	Includes 6,000 restricted shares held by Mr. Michelson which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(4)	Includes 6,000 restricted shares held by Dr. Lomax which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(5)	Includes 6,000 restricted shares held by Mr. Burns which vest annually over a five-year period in equal installments beginning with the anniversary of the date of grant.

(6)	Includes 20,000 shares held by American Realty Capital Healthcare Special Limited Partnership, LLC. See footnote 2.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Advisor

We entered into an advisory agreement with the Advisor, whereby the Advisor manages our day to day operations. Until October 1, 2012, the Company paid the Advisor a fee of 0.75% per annum of average invested assets to provide asset management services. Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable on a monthly basis, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof. The asset management fee was reduced to the extent, if any, that the Company's funds from operations (“FFO”), as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period. For purposes of this determination, FFO, as adjusted, is FFO (as defined by the National Association of Real Estate Investment Trusts), as adjusted to add back (i) acquisition fees and related expenses and (ii) non-cash restricted shares grant amortization, if any. FFO, as adjusted, is not the same as FFO.

Effective October 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (the “OP”) designated as “Class B units,” which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the “performance condition”). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the Board of Directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the agreement of limited partnership of the OP. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock.

We also agreed to pay to the Advisor an acquisition fee equal to 1.0% of the contract purchase price of each property acquired (including our pro rata share of debt attributable to such property) and 1.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment), along with reimbursement of acquisition expenses; provided, however, that in no event shall the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable in respect of a particular investment or any reinvestment exceed 4.5% of the contract purchase price of each property (including our pro rata share of debt attributable to such property) or 4.5% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment). We will also reimburse the Advisor up to 1.5% of gross offering proceeds for organization and offering expenses, which may include reimbursements to our Advisor for other organization and offering that it incurs for due diligence fees included in detailed and itemized invoices. We also will pay to the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under any debt financing or assumed debt that we obtain and use for the acquisition of properties and other investments.

Total acquisition fees and finance coordination fees incurred for the year ended December 31, 2012 were $7.9 million and $2.9 million, respectively. For the year ended December 31, 2012, we incurred from our Advisor $13.7 million of offering costs and reimbursements. Asset management fees of $1.6 million were assessed for the year ended December 31, 2012; however, the Advisor elected to waive (not defer) $0.6 million of such asset management fees. Effective October 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur. In January 2013, the board of directors approved the issuance of 133,954 Class B units to the Advisor in connection with this arrangement. No Class B units were issued as of December 31, 2012.

Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, is the chief executive officer of the Advisor. Edward M. Weil, Jr., our president, chief operating officer and secretary is the president, chief operating officer and secretary of the Advisor. W. Todd Jensen, our executive vice president and chief investment officer, is the executive vice president and chief investment officer of our Advisor. Peter M. Budko, our executive vice president, is the executive vice president of the Advisor. Brian S. Block, our executive vice president and chief financial officer, is the executive vice president and chief financial officer of the Advisor

For the ownership interests of the Company’s current and former officers and directors in the parent company of the Advisor, see “— Dealer Manager” below.

Property Manager

We entered into a property management agreement with our Property Manager. We agreed to pay to our Property Manager a property management and leasing fee equal (a) with respect to stand-alone, single-tenant net leased properties, 1.5% of gross revenues from the properties managed, and (b) with respect to all other types of properties, 2.5% of gross revenues from the properties managed, plus market-based leasing commissions applicable to the geographic location of the properties managed. We also will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of the Property Manager or its affiliates. Our Property Manager or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If we contract directly with third parties for such services, we will pay them customary market fees and will pay our Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. As described above, such oversight fee will reduce the asset management fee payable to our Advisor by the amount of the oversight fee. In no event will we pay our Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees of $0.4 million were incurred for the year ended December 31, 2012; however, the Property Manager elected to waive (not defer) such property management fees, and the Property Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis.

Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, is the chief executive officer of our Property Manager. Edward M. Weil, Jr., our president, chief operating officer and secretary is the president, chief operating officer and secretary of our Property. W. Todd Jensen, our executive vice president and chief investment officer, is the executive vice president and chief investment officer of our Property Manager. Peter M. Budko, our executive vice president, is the executive vice president of our Property Manager. Brian S. Block, our executive vice president and chief financial officer, is the executive vice president and chief financial officer of our Property Manager. For the ownership interests of the Company’s current and former officers and directors in the parent company of the Property Manager, see “— Dealer Manager” below.

Dealer Manager

We have entered into a dealer manager agreement with Realty Capital Securities, LLC (our “Dealer Manager”). We paid to our Dealer Manager 7% of the gross offering proceeds from our initial public offering, except that no selling commissions were paid on shares sold under our distribution reinvestment plan.

Our Dealer Manager reallowed all of the selling commission to participating broker-dealers. Alternatively, a participating broker-dealer was permitted to elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of gross proceeds of our primary offering. Our Dealer Manager was required to repay to the Company any excess amounts received over FINRA’s 10% cap if the offering was abruptly terminated before reaching the maximum amount of offering proceeds, which did not occur. Additionally, we paid to our Dealer Manager a dealer manager fee equal to 3% of the gross offering proceeds of our primary offering; we did not pay a dealer manager fee with respect to sales under our distribution reinvestment plan. Our Dealer Manager was permitted to reallow all or part of the dealer manager fee to participating broker-dealers. During the fiscal year ended December 31, 2012, the Company incurred $47.4 million to our Dealer Manager for commissions and dealer manager fees, of which approximately $31.7 million was paid directly to participating broker-dealers per our Dealer Manager’s instruction and an additional $4.2 million was reallowed to participating broker dealers.

Nicholas S. Schorsch, our chief executive officer and chairman of our Board of Directors, and William M. Kahane, one of our directors, together indirectly own a majority of the ownership and voting interests of our Dealer Manager. Edward M. Weil, Jr., our president, chief operating officer and secretary, has been the chief executive officer of our Dealer Manager since December 2010.

The parent company of our Dealer Manager is under common ownership with AR Capital, LLC (“ARC”). ARC also directly or indirectly wholly owns our Advisor and our Property Manager. ARC is owned by current and former officers and/or directors of the Company as follows: Nicholas S. Schorsch, our chairman and chief executive officer and William M. Kahane, a current director, own a controlling interest in ARC, and each of Peter M. Budko, an executive vice president, Brian S. Block, our chief financial officer and Edward M. Weil, Jr., our president, chief operating officer and secretary, are equity holders of ARC.

Affiliated Transactions Best Practices Policy

In March 2011, our Dealer Manager, the affiliated entity retained by the Company to act as dealer manager in connection with the Company’s initial public offering, adopted best practices guidelines related to affiliated transactions applicable to all the issuers whose securities are traded on its platform (which includes the Company) that requires that each such issuer adopt guidelines that, except under limited circumstances, (i) restrict such issuer from entering into co-investment or other business transactions with another investment program sponsored by the American Realty Capital group of companies and (ii) restrict sponsors of investment programs from entering into co-investment or other business transactions with their sponsored issuers.

Accordingly, on March 17, 2011, all of the members of the Board voted to approve the Company’s affiliated transactions best practices policy incorporating the Dealer Manager’s best practices guidelines, pursuant to which we may not enter into any co-investments or any other business transaction with, or provide funding or make loans to, directly or indirectly, any investment program or other entity sponsored by the American Realty Capital group of companies or otherwise controlled or sponsored, or in which ownership (other than certain minority interests) is held, directly or indirectly, by Nicholas Schorsch and/or William Kahane, that is a non-traded REIT or private investment vehicle in which ownership interests are offered through securities broker-dealers in a public or private offering, except that we may enter into a joint investment with a Delaware statutory trust (a “DST”) or a group of unaffiliated tenant in common owners (“TICs”) in connection with a private retail securities offering by a DST or to TICs, provided that such investments are in the form of pari passu equity investments, are fully and promptly disclosed to the stockholders of the Company and will be fully documented among the parties with all the rights, duties and obligations assumed by the parties as are normally attendant to such an equity investment, and that the Company retains a controlling interest in the underlying investment, the transaction is approved by the independent directors of the Board after due and documented deliberation, including deliberation of any conflicts of interest, and such co-investment is deemed fair, both financially and otherwise. In the case of such co-investment, the Advisor will be permitted to charge fees at no more than the rate corresponding to the Company’s percentage co-investment and in line with the fees ordinarily attendant to such transaction. At any one time, our investment in such co-investments will not exceed 10% of the value of our portfolio.

Certain Conflict Resolution Procedures

Every transaction that we enter into with the Advisor or its affiliates will be subject to an inherent conflict of interest. Our Board may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and the Advisor or any of its affiliates.

In order to reduce or eliminate certain potential conflicts of interest, the Company’s Charter contains a number of restrictions relating to (1) transactions we enter into with our Sponsor, our directors, our officers, our Advisor and any of its affiliates, an certain of our stockholders, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•	We will not purchase or lease properties in which our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is fair and reasonable to us.

•	We will not make any loans to our Sponsor, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders, except that we may make or invest in mortgage, bridge or mezzanine loans involving our Sponsor, our Advisor, our directors, our officers, their respective affiliates or certain of our stockholders if an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse our Advisor at the end of any fiscal quarter in which the total operating expenses (as defined by the NASAA Statement of Policy Regarding Real Estate Investment Trusts) incurred by our Advisor during the previous four consecutive fiscal quarters exceeded the greater of (i) 2% of our average invested assets for such period, and (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period, or the maximum amounts. Any amount in excess of such maximum amount reimbursed our Advisor during a fiscal quarter shall be repaid to us or, at our option, subtracted from the amounts reimbursed to our Advisor during the subsequent fiscal quarter.

•	If an investment opportunity becomes available that is suitable, under all of the factors considered by our Advisor, for both us and one or more other entities affiliated with our Advisor, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our Board, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our Advisor, subject to approval by our Board, shall examine, among others, the following factors:

º	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

º	the effect of the acquisition both on diversification of each program’s investments by type of property, geographic area and tenant concentration;

º	the policy of each program relating to leverage of properties;

º	the income tax effects of the purchase to each program;

º	the size of the investment; and

º	the amount of funds available to each program and the length of time such funds have been available for investment.

•	If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our Board has a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

•	We will not accept goods or services from our Advisor or its affiliates or enter into any other transaction with our Advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence

Under our organizational documents, we must have at least three but not more than ten directors. The Charter currently fixes the number of directors at five. A majority of these directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director. An “independent director” is defined under the Charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with our Sponsor or Advisor. A director is deemed to be associated with our Sponsor or Advisor if he or she: (a) owns an interest in our Sponsor, Advisor or any of their affiliates; (b) is employed by our Sponsor, Advisor or any of their affiliates; (c) is an officer or director of the Sponsor, Advisor or any of their affiliates; (d) performs services, other than as a director, for us; (e) is a director for more than three REITs organized by our Sponsor or advised by our Advisor; or (f) has any material business or professional relationship with our Sponsor, Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from our Sponsor and our Advisor and affiliates exceeds 5% of the director’s (i) annual gross income, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with our Sponsor, Advisor, any of their affiliates or us.

The Board of Directors has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the listing standards of the NASDAQ Stock Market (“NASDAQ”) even though our shares are not listed on NASDAQ. Based upon information solicited from each nominee, the Board of Directors has affirmatively determined that Leslie D. Michelson, Robert H. Burns and Dr. Walter Lomax have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of NASDAQ’s director independence standards and audit committee independence standards, as currently in effect. Our Board of Directors has determined that each of the three independent directors satisfy the listing standards for independence of NASDAQ. There are no familial relationship between any of our directors and executive officers.

ITEM 14. Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) audited our financial statements for the fiscal year ended December 31, 2012. Grant Thornton reports directly to our Audit Committee. The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by Grant Thornton.

Audit Fees

Audit fees billed were $185,495 and $159,175 for the fiscal years ended December 31, 2012 and December 31, 2011, respectively. The fees were for professional services rendered for audits of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly reports on Form 10-Q and consents on the Company’s amendments to Form S-11.

Audit Related Fees

There were $20,410 and $18,115 audit related fees billed for the fiscal years ended December 31, 2012 and 2011, respectively. These fees were for opinions on financial statements of businesses acquired by the Company.

Tax Fees

There were no tax fees billed for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed for the fiscal years ended December 31, 2012 or December 31, 2011.

The aggregate fees billed by the independent auditor for the fiscal years ended December 31, 2012 and December 31, 2011 were $205,905 and $177,290, respectively.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by Grant Thornton were pre-approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1:

(b) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

