Form 10-Q
period 2013-03-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2013-05-15
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013
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

The number of outstanding shares of the registrant's common stock on April 30, 2013 was 176.9 million shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$51,445	$48,409
Buildings, fixtures and improvements	606,692	552,085
Acquired intangible lease assets	81,813	77,095
Total real estate investments, at cost	739,950	677,589
Less: accumulated depreciation and amortization	(30,869)	(21,262)
Total real estate investments, net	709,081	656,327
Cash and cash equivalents	424,931	13,869
Restricted cash	309	127
Receivable for sale of common stock	44,972	6,943
Prepaid expenses and other assets	9,169	5,826
Due from affiliate	270	190
Deferred costs, net	7,189	7,386
Total assets	$1,195,921	$690,668
LIABILITIES AND EQUITY
Mortgage notes payable	$215,846	$200,095
Mortgage premiums, net	3,064	2,903
Revolving credit facility	—	26,000
Note payable	—	2,500
Below-market lease liabilities, net	1,796	1,692
Derivatives, at fair value	598	643
Accounts payable and accrued expenses	10,819	5,669
Deferred rent and other liabilities	1,182	917
Distributions payable	5,603	2,962
Total liabilities	238,908	243,381
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 114,517,758 and 55,584,641 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	1,145	556
Additional paid-in capital	1,001,901	476,157
Accumulated other comprehensive loss	(598)	(643)
Accumulated deficit	(49,420)	(32,832)
Total stockholders' equity	953,028	443,238
Non-controlling interests	3,985	4,049
Total equity	957,013	447,287
Total liabilities and equity	$1,195,921	$690,668

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$15,987	$3,905
Operating expense reimbursements	2,189	802
Resident services and fee income	502	—
Total revenues	18,678	4,707
Operating expenses:
Property operating and maintenance	5,192	779
Operating fees to affiliate	—	233
Acquisition and transaction related	2,038	672
General and administrative	249	251
Depreciation and amortization	11,694	2,638
Total operating expenses	19,173	4,573
Operating income (loss)	(495)	134
Other income (expenses):
Interest expense	(3,089)	(1,592)
Other income	—	3
Total other expense	(3,089)	(1,589)
Net loss	(3,584)	(1,455)
Net loss (income) attributable to non-controlling interests	(22)	31
Net loss attributable to stockholders	(3,606)	(1,424)

Other comprehensive loss:
Designated derivatives, fair value adjustment	45	13
Comprehensive loss attributable to stockholders	$(3,561)	$(1,411)

Basic and diluted weighted average shares outstanding	77,029,025	9,742,753
Basic and diluted net loss per share attributable to stockholders	$(0.05)	$(0.15)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	55,584,641	$556	$476,157	$(643)	$(32,832)	$443,238	$4,049	$447,287
Issuance of common stock	58,482,400	585	580,847	—	—	581,432	—	581,432
Common stock offering costs, commissions and dealer manager fees	—	—	(59,370)	—	—	(59,370)	—	(59,370)
Common stock issued through distribution reinvestment plan	510,268	5	4,842	—	—	4,847	—	4,847
Common stock repurchases	(61,218)	(1)	(599)	—	—	(600)	—	(600)
Share-based compensation	1,667	—	24	—	—	24	—	24
Distributions declared	—	—	—	—	(12,982)	(12,982)	—	(12,982)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(86)	(86)
Designated derivatives, fair value adjustment	—	—	—	45	—	45	—	45
Net loss	—	—	—	—	(3,606)	(3,606)	22	(3,584)
Balance, March 31, 2013	114,517,758	$1,145	$1,001,901	$(598)	$(49,420)	$953,028	$3,985	$957,013

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(3,606)	$(1,424)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	8,366	2,086
Amortization of intangibles	3,328	552
Amortization of deferred financing costs	617	162
Amortization of mortgage premiums	(179)	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	67	82
Net income (loss) attributable to non-controlling interests	22	(31)
Share-based compensation	24	14
Bad debt expense	295	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(451)	(733)
Accounts payable and accrued expenses	1,307	98
Deferred rent and other liabilities	265	45
Net cash provided by operating activities	10,055	851
Cash flows from investing activities:
Investment in real estate and other assets	(47,987)	(25,468)
Deposits for real estate	(3,223)	—
Capital expenditures	(51)	—
Net cash used in investing activities	(51,261)	(25,468)
Cash flows from financing activities:
Payments of note payable	(2,500)	—
Payments of mortgage notes payable	(25)	(11)
Payments on revolving credit facility	(26,000)	—
Payments of deferred financing costs	(384)	(92)
Proceeds from issuance of common stock	543,403	62,172
Common stock repurchases	(521)	(25)
Payments of offering costs and fees related to stock issuances	(55,863)	(7,768)
Distributions paid	(5,494)	(726)
Due from/to affiliate	(80)	(98)
Distributions to non-controlling interests holders	(86)	(91)
Restricted cash	(182)	(15)
Net cash provided by financing activities	452,268	53,346
Net change in cash	411,062	28,729
Cash, beginning of period	13,869	5,038
Cash, end of period	$424,931	$33,767

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures:
Cash paid for interest	$2,669	$982
Cash paid for income taxes	27	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$15,776	$5,039
Premiums on assumed mortgage notes payable	340	—
Common stock issued through distribution reinvestment plan	4,847	580

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company"), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169075) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in the IPO.
As of March 31, 2013, the Company had 114.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.1 billion. As of March 31, 2013, the aggregate value of all the common stock outstanding was $1.1 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
As of April 2013, the Company had issued the entire 150.0 million shares of common stock registered in connection with its IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares to the primary offering. Concurrent with such reallocation, on April 12, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, the Company closed the IPO following the successful achievement of its target equity raise of $1.7 billion, including the shares reallocated from the DRIP.
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of March 31, 2013, the Company owned 58 properties with an aggregate purchase price of $736.6 million, comprising of 2.5 million rentable square feet, which were 96.9% leased on a weighted average basis.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital V, LLC (the "Sponsor") and, as a result of which they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2013, other than the updates described below.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$3,036	$3,554
Buildings, fixtures and improvements	55,086	23,342
Total tangible assets	58,122	26,896
Acquired intangibles:
In-place leases	6,005	3,407
Above-market lease assets	395	465
Below-market lease liabilities	(162)	—
Total assets acquired, net	64,360	30,768
Mortgage notes payable assumed or used to acquire real estate investments	(15,776)	(5,039)
Premiums on mortgages assumed	(340)	—
Other liabilities assumed	(257)	(261)
Cash paid for acquired real estate investments	$47,987	$25,468
Number of properties purchased	8	5

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012 and 2011 and for the three months ended March 31, 2013:

	Number of Properties	Base Purchase Price
		(In thousands)
Year ended December 31, 2011	14	$164,485
Year ended December 31, 2012	36	508,108
Three Months Ended March 31, 2013	8	64,020
Total portfolio as of March 31, 2013	58	$736,613
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expense of $2.0 million from the three months ended March 31, 2013 to the three months ended March 31, 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Pro forma revenues	$19,502	$7,358
Pro forma net loss attributable to stockholders	$(877)	$(3,777)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 — December 31, 2013	$36,372
2014	48,646
2015	49,156
2016	49,664
2017	49,365
Thereafter	347,255
$580,458
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of March 31, 2013 and 2012:

	March 31,
Tenant	2013	2012
Reliant Rehabilitation Hospital Dallas, L.P.	*	19.5%
Carson Tahoe Regional Healthcare	*	13.4%
Methodist Services, Inc.	*	11.2%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2013 and 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of March 31, 2013 and 2012:

	March 31,
State	2013	2012
Georgia	20.2%	*
Illinois	*	12.3%
Nevada	*	30.7%
Texas	18.8%	41.7%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Revolving Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the amount of $50.0 million, as amended, (the "Credit Facility"). On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments, subject to certain conditions, up to a maximum of $400.0 million.
The Company has the option, based on the Company's corporate leverage, to have the Credit Facility advances priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.00% to 3.00%; or (b) the Base Rate, plus an applicable margin that ranges from 0.75% to 1.75%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate" or (ii) 0.5% above the federal funds effective rate. The Credit Facility requires an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is equal to or less than 50% of the available facility, respectively.
The Credit Facility provides for monthly interest payments with all principal being due on the maturity date on October 25, 2015, subject to the Company's right to a 12-month extension. The Credit Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, the lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal outstanding.
As of December 31, 2012, the balance under the Credit Facility was $26.0 million. This balance was repaid in full in January 2013, resulting in an unused borrowing capacity of $78.8 million, based on the assets assigned to the Credit Facility as of March 31, 2013.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2013, the Company was in compliance with the debt covenants under the Credit Facility agreement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 6 — Mortgage Notes Payable
 The Company's mortgage notes payable as of March 31, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount as of		Effective
Portfolio	Encumbered Properties	March 31, 2013	December 31, 2012	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,176	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Oregon Senior Living Facility Portfolio	1	3,181	—	7.48%		Fixed	Jan. 2031
Pelican Pointe - Oregon Senior Living Facility Portfolio	1	12,581	—	5.16%		Fixed	Apr. 2022
Total	23	$215,846	$200,095	5.05%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second, and third tranches of a multi-tranche mortgage loan agreement to provide funding for a portfolio of eight properties. The mortgages for each of the properties are cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2013.
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2013:

(In thousands)	Future Principal Payments
April 1, 2013 — December 31, 2013	$221
2014	334
2015	106,597
2016	19,957
2017	74,415
Thereafter	14,322
$215,846

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company's mortgage notes payable agreements generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2013, the Company was in compliance with debt covenants under the mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2013
Interest rate swaps	$—	$598	$—	$598
December 31, 2012
Interest rate swaps	$—	$643	$—	$643

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable and premiums, net	3	$218,910	$228,141	$202,998	$209,906
Revolving credit facility	3	$—	$—	$26,000	$26,000
Note payable	3	$—	$—	$2,500	$2,851
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	March 31, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(598)	$(643)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(15)	$(41)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(60)	$(54)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2013	$598	$—	$598	$—	$—	$598
December 31, 2012	$643	$—	$643	$—	$—	$643
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
March 31, 2013
(Unaudited)

Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2013, the fair value of derivatives in a liability position related to these agreements was $0.6 million. As of March 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.6 million at March 31, 2013.
Note 9 — Common Stock
As of March 31, 2013 and December 31, 2012, the Company had 114.5 million and 55.6 million shares of common stock outstanding, including DRIP issuances, from total proceeds of $1.1 billion and $553.0 million, respectively.
On December 10, 2011, the board of directors authorized, and the Company declared, its current distribution rate, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018630137 per day or $0.68 annually per share of common stock beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
The following table reflects the number of shares repurchased under the Company's Share Repurchase Program cumulatively through March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Three months ended March 31, 2013	17	61,218	9.80
Cumulative repurchase requests as of March 31, 2013 (1)	47	175,820	$9.83
_____________________________

(1)	Includes 15 unfulfilled repurchases requests consisting of 48,721 shares at an average price per share of $9.64, which were approved for repurchase as of March 31, 2013 and completed in April 2013.
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

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 — December 31, 2013	$110
2014	148
2015	149
2016	150
2017	151
Thereafter	4,733
$5,441
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Note 11— Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of March 31, 2013 and December 31, 2012.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds, from the sale of common stock, before reallowance to participating broker-deals, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Total commissions and fees incurred from the Dealer Manager	$56,512	$6,325	$3,824	$625
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$1,279	$963	$264	$73
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $7.9 million. The Advisor and the Dealer Manager elected to cap cumulative offering costs, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period of the IPO. As of March 31, 2013, cumulative offering costs were $135.7 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of March 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. In January 2013, the board of directors approved the issuance of 133,954 Class B units to the Advisor in connection with this arrangement. No additional Class B units were issued as of March 31, 2013.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and contractually due in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2013		2012		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,028	$—	$493	$—	$—	$143
Financing coordination fees	158	—	38	—	—	—
Other expense reimbursements	—	—	12	—	—	—
Ongoing fees:
Asset management fees(1)	—	—	233	100	—	—
Property management and leasing fees	—	223	—	57	—	—
Strategic advisory fees	460	—	—	—	460	—
Distributions on Class B Units	17	—	—	—	—	—
Total related party operation fees and reimbursements	$1,663	$223	$776	$157	$460	$143
_____________________________

(1)
Effective October 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including asset management and property management fees. Because the Advisor and the Property Manager waived certain fees, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. During the three months ended March 31, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. There were no such costs absorbed by the Advisor during the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, the Company had a receivable of $0.3 million and $0.2 million, respectively, due from the Advisor related to absorbed general and administrative costs as presented on the accompanying consolidated balance sheet.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three months ended March 31, 2013 or 2012.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2013 or 2012.
The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during three months ended March 31, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is fixed at $10.00 per share. Once the Company begins calculating a fair market value of the common stock, the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2013:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	16,800	$9.46
Granted	—	—
Vested	(1,800)	10.00
Forfeitures	—	—
Unvested, March 31, 2013	15,000	$9.40
The fair value of the shares, based on the price per share in the IPO, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $9,000 and $5,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended March 31,
	2013	2012
Shares issued in lieu of cash	1,667	1,000
Value of shares issued in lieu of cash (in thousands)	$15	$9

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 14 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net loss attributable to stockholders (in thousands)	$(3,606)	$(1,424)
Weighted average common shares outstanding	77,029,025	9,742,753
Net loss per share attributable to stockholders, basic and diluted	$(0.05)	$(0.15)
The Company had the following common share equivalents as of March 31, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Unvested restricted stock	15,000	7,200
OP Units	202	202
Class B units	133,954	—
Total common share equivalents	149,156	7,402
Note 15 – Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of March 31, 2013 and December 31, 2012, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has investment arrangements with unaffiliated third parties whereby such investors receive an ownership interest in certain properties and are entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investors' ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of March 31, 2013		Distributions
		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Notes Payables Subject to	Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	2013	2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,669	$24,850	$40	$45
Odessa Regional Medical Center	Dec. 2011	33	1%	6,921	4,047	—	—
Methodist North Medical Office Building	Dec. 2011	111	1%	23,509	13,544	—	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,904	5,039	46	46
Total		$4,444		$72,003	$47,480	$86	$91

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 16 — Segment Reporting
During the three months ended March 31, 2013, the Company operated in two reportable business segments for management and internal financial reporting purposes: medical office buildings and senior living facilities. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings segment primarily consists of investing in medical office buildings and leasing those properties to healthcare-related entities under long-term leases, which may require tenants to pay property-related expenses. The senior living facilities segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the property. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to senior living facilities. Generally, to qualify as a REIT, we cannot directly operate senior living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the senior living facilities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred approximately $13,000 in federal and state income taxes for the three months ended March 31, 2013, which are included in general and administrative expenses on the accompanying consolidated statements of operations.
The Company purchased its first five senior living facilities in November and December of 2012 and two additional facilities in March 2013. Therefore, as of and for the three months ended March 31, 2012, the Company operated in one reportable segment, medical office buildings. The following tables reconciles the segment activity to consolidated net income for the three months ended March 31, 2013:

	Three Months Ended March 31. 2013
(In thousands)	Medical Office Buildings	Senior Living Facilities	Consolidated
Revenues:
Rental income	$12,507	$3,480	$15,987
Operating expense reimbursements	2,189	—	2,189
Resident services and fee income	—	502	502
Total revenues	14,696	3,982	18,678

Property operating and maintenance	2,625	2,567	5,192
Net operating income	$12,071	$1,415	$13,486
Acquisition and transaction related			2,038
General and administrative			249
Depreciation and amortization			11,694
Interest expense			3,089
Net income attributable to non-controlling interests			22
Net loss attributable to stockholders			$(3,606)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(In thousands)	2013	2012
Assets
Investments in real estate:
Medical office buildings	$597,378	$571,078
Senior living facilities	111,703	85,249
Total reportable segments, net	709,081	656,327
Cash	424,931	13,869
Restricted cash	309	127
Receivable for sale of common stock	44,972	6,943
Prepaid expenses and other assets	9,169	5,826
Due from affiliate	270	190
Deferred costs, net	7,189	7,386
Total assets	$1,195,921	$690,668
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from April, 1 2013 to May 10, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, March 31, 2012	58	2,452,543	$736,613
Acquisitions	8	430,324	96,810
Total portfolio, May 10, 2013	66	2,882,867	$833,423
________________________
(1)    Contract purchase price, excluding acquisition related costs.
Sales of Common Stock
As of April 2013, the Company had issued the entire 150.0 million shares of common stock registered in connection with its IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares to the primary offering. Concurrent with such reallocation, on April 12, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, the Company closed the IPO following the successful achievement of its target equity raise of $1.7 billion, including the shares reallocated from the DRIP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Healthcare Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
While we were raising capital and investing the proceeds of our initial public offering ("IPO or "our offering"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor and its affiliates to waive reimbursements of certain expenses and fees to fund our operations.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our IPO, which commenced on February 18, 2011 and closed on April 26, 2013, was a blind pool offering and investors may not have had the opportunity to evaluate our investments before making a purchase of our common stock, thus making an investment in our common stock more speculative.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview
We were incorporated on August 23, 2010, as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in our IPO.
As of March 31, 2013, we had 114.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $1.1 billion. As of March 31, 2013, the aggregate value of all the common stock outstanding was $1.1 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise of $1.7 billion, including the shares reallocated from the DRIP.
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of March 31, 2013, we own 58 properties with an aggregate purchase price of $736.6 million, comprising of 2.5 million rentable square feet, which were 96.9% leased on a weighted average basis.
Substantially all of our business is conducted through the OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  The Dealer Manager serves as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital V, LLC (the "Sponsor"), as a result of which they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in medical office buildings and residents in senior living facilities. Rent from tenant's in our medical office buildings are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our senior living facilities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
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
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable. Resident services and fee income relates to ancillary services performed for residents in the our senior living facilities. Fees for ancillary services are recorded in the period in which the services are performed.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Properties
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of March 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	8.1	$431	$4,500	9.6%	$23.59
DaVita, Marked Tree	Jun. 2011	1	4,596	100.0%	8.6	128	1,444	8.9%	27.85
DaVita, Rockford	Jul. 2011	1	7,032	100.0%	8.1	198	2,050	9.7%	27.87
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%	4.9	2,480	28,990	8.6%	16.06
Durango Medical Plaza	Sep. 2011	1	73,094	74.3%	6.7	1,960	22,886	8.6%	38.23
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	11.3	847	9,016	9.4%	62.74
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	22.4	3,371	33,798	10.0%	52.49
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	11.8	1,499	16,526	9.1%	36.71
Spring Creek Medical Plaza	Nov. 2011	1	22,345	43.7%	3.7	859	9,966	8.6%	20.18
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	10.2	595	7,359	8.1%	15.20
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	11.9	1,944	24,625	7.9%	26.55
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	7.1	288	3,325	8.7%	26.18
2011 Acquisitions		14	522,407	94.0%	11.9	14,600	164,485	8.9%	28.67
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	11.8	417	4,482	9.3%	53.81
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	7.9	460	5,747	8.0%	30.67
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	8.5	730	9,161	8.0%	23.27
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	7.0	685	8,500	8.1%	22.82
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	10.5	239	2,878	8.3%	23.66
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%	9.1	864	11,045	7.8%	20.81
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%	10.3	901	10,516	8.6%	26.38
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	10.1	168	1,874	9.0%	29.34
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%	24.1	3,144	31,593	10.0%	48.37
PAPP Clinic	May 2012	1	31,213	100.0%	8.7	441	5,400	8.2%	14.26
Unitron Hearing Building	May 2012	1	81,927	100.0%	7.8	793	9,390	8.4%	9.68
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%	9.1	392	4,620	8.5%	24.03
Fresenius Medical Center	May 2012	1	18,149	100.0%	12.5	313	3,739	8.4%	17.25
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%	6.4	995	12,300	8.1%	24.13
Texas Clinic at Arlington	May 2012	1	66,824	95.7%	5.2	1,662	21,300	7.8%	26.49
Pinnacle Health	Jun. 2012	1	52,600	100.0%	7.3	1,351	12,900	10.5%	28.04
Cancer Care Partners	Jun. 2012	1	63,000	100.0%	12.8	2,148	26,800	8.0%	34.25
Aurora Health Care Portfolio	Jul. 2012	3	226,046	100.0%	8.8	5,033	63,000	8.0%	22.27
Baylor Institute for Rehabilitation at Fort Worth	Aug. 2012	1	40,000	100.0%	10.9	1,347	16,000	8.4%	33.68
Bronson Lake View	Sep. 2012	1	100,321	100.0%	8.3	2,336	30,430	7.7%	23.29
Benton House Senior Living Facility Portfolio (6)	Nov. 2012 & Dec. 2012	5	317,802	88.5%	N/A	5,780	85,750	6.7%	N/A
Beverly Center	Nov. 2012	1	59,345	100.0%	10.0	1,310	16,500	7.9%	22.16
Rush Copley Building I	Nov. 2012	1	79,344	100.0%	8.5	2,019	25,800	7.8%	26.18
CareMeridian La Mesa	Dec. 2012	1	9,000	100.0%	14.6	575	6,000	9.6%	63.84
Blue Ridge Medical Building	Dec. 2012	1	23,277	100.0%	9.3	368	4,850	7.6%	15.57
16 N. Scotland Ave.-Northeast MOB	Dec. 2012	1	53,229	100.0%	12.2	1,119	15,000	7.5%	20.76
Michiana - Mishawaka	Dec. 2012	1	49,410	100.0%	17.3	1,686	21,740	7.8%	34.13

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Rented Square Foot
						(In thousands)	(In thousands)
Cancer Center at Metro Health Village	Dec. 2012	1	21,502	100.0%	9.7	555	6,243	8.9%	25.80
Rush Copley Building II	Dec. 2012	1	80,744	82.2%	5.8	1,765	25,550	6.9%	27.22
North Valley Orthopedic	Dec. 2012	1	17,608	100.0%	13.3	790	9,000	8.8%	44.88
2012 Acquisitions (7)		36	1,706,870	97.8%	10.8	40,386	508,108	7.9%	25.17
Scott & White Medical Office Building	Feb. 2013	1	14,974	100.0%	9.4	357	4,400	8.1%	23.81
Salem Medical Group	Mar. 2013	1	9,350	100.0%	9.2	322	3,670	8.8%	34.39
Northside East Cobb Medical Campus	Mar. 2013	3	68,447	96.1%	6.7	1,667	19,200	8.7%	28.58
Rex Wellness Center	Mar. 2013	1	30,000	100.0%	10.4	805	9,000	8.9%	30.82
Oregon Senior Living Facility Portfolio (6)	Mar. 2013	2	100,495	95.2%	N/A	2,163	27,750	7.8%	N/A
2013 Acquisitions (7)		8	223,266	97.9%	8.2	5,314	64,020	8.3%	29.00
Portfolio, March 31, 2013		58	2,452,543	96.9%	10.9	$60,300	$736,613	8.2%	$26.66
___________________________

(1)	Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended March 31, 2013 or since acquisition date. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	This portfolio is included in our senior living facility business segment.

(7)	Total occupancy excludes occupancy of senior living facilities, which are based on the number of units rented by residents rather than the number of square feet leased.
N/A — Not applicable for senior living facilities.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of March 31, 2013, we owned 58 properties with an aggregate purchase price of $736.6 million, consisting of 2.5 million rentable square feet which were 96.9% leased on a weighted average basis. We have acquired 44 properties since January 1, 2012. On January 1, 2012, we owned 14 properties (our "Same Store") with an aggregate purchase price of $164.5 million, consisting of 0.5 million rentable square feet. Accordingly, our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflect significant increases in most categories.
Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Rental Income
Rental income increased $12.1 million to $16.0 million for the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012. This increase in rental income was due to our acquisition of 44 properties since January 1, 2012.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.4 million to $2.2 million for the three months ended of March 31, 2013 from $0.8 million for the three months ended March 31, 2012. This increase in operating expense reimbursements was primarily due to our acquisitions since January 1, 2012. Operating expense reimbursements increased in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Resident Services and Fee Income
Resident services and fee income of $0.5 million for the three months ended of March 31, 2013 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the three months ended March 31, 2012.
Property Operating and Maintenance Expenses
Property operating expenses increased $4.4 million to $5.2 million for the three months ended March 31, 2013 from $0.8 million for the three months ended March 31, 2012. The increase was primarily due to our property acquisitions since January 1, 2012, which resulted in an increase in property operating and maintenance expense of $4.0 million for the three months ended March 31, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Property operating and maintenance expense in our Same Store increased by $0.4 million, primarily due to the write-off of rental income as a result of the termination of a tenant in our Spring Creek property.
Fees to Affiliates
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we will issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. In January 2013, we issued 133,954 Class B Units to the Advisor in connection with this arrangement.
We did not incur any asset management fees from our Advisor during the three months ended March 31, 2013, since Class B OP units will be issued in lieu of these fees (if approved by the board of directors). The Property Manager elected to waive all property management fees for the three months ended March 31, 2013. For the three months ended March 31, 2013, we would have incurred property management fees of $0.2 million had these fees not been waived. For the three months ended March 31, 2012, we would have incurred asset management fees and property management fees of approximately $0.2 million had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of March 31, 2013 of $2.0 million, related to the purchase of eight properties with an aggregate purchase price of $64.0 million. Acquisition and transaction related costs for the three months ended March 31, 2012 of $0.7 million, related to our acquisition of five properties with an aggregate purchase price of $30.8 million.
General and Administrative Expenses
General and administrative expenses were $0.3 million for the three months ended March 31, 2013 and 2012. However, general and administrative expenses increased by $0.3 million for the three months ended March 31, 2013, compared to the three months ended and March 31, 2012, due to higher professional fees, director and officer's insurance, and board of director compensation to support our larger real estate portfolio. This increase was offset by the Advisor's absorption of $0.3 million in general and administrative expenses during the three months ended March 31, 2013. No general and administrative expense was absorbed by the Advisor during the three months ended March 31, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $9.1 million to $11.7 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012. This increase relates to the acquisition of 44 properties since January 1, 2012, which resulted in an increase in depreciation and amortization of $7.2 million for the three months ended March 31, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense in our Same Store increased by $1.9 million, primarily due to the write-off of tangible and intangible assets related to the termination of a tenant in our Spring Creek property.
Interest Expense
Interest expense increased $1.5 million to $3.1 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. As of March 31, 2013, we had mortgage notes payable of $215.8 million with a weighted average effective interest rate of 5.05%, compared to mortgage notes payable as of March 31, 2012 of $115.7 million with a weighted average effective interest rate of 4.91%, resulting in an increase in interest expense of $1.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

The revolving credit facility was fully paid down in January 2013, but carried an average balance throughout the three months ended March 31, 2013 of $4.6 million and resulted in $0.5 million in interest expense, including unused fees and amortization of deferred financing costs for the three months ended March 31, 2013. The first advance under the credit facility did not occur until May 2012, therefore there was no related expense during the three months ended March 31, 2012.
We view secured financing sources as an efficient and accretive means to acquire properties. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was approximately $(22,000) and $31,000 for the three months ended March 31, 2013 and March 31, 2012, respectively, which represents the net loss (income) that is related to non-controlling interest holders.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $10.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2013 includes $2.0 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $8.9 million (net loss of $3.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $12.5 million), an increase of $1.3 million in accounts payable and accrued expenses and an increase of $0.3 million in deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $0.5 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting and prepaid insurance.
The net cash used in investing activities during the three months ended March 31, 2013 was $51.3 million. The cash used in investing activities included $48.0 million to acquire eight properties with an aggregate base purchase price of $64.0 million, partially offset by the assumption of mortgage notes payable of $15.8 million and other liabilities of $0.3 million related to tenant deposits and improvements. The cash used in investing activities also included $3.2 million of deposits on pending real estate acquisitions and $0.1 million of capital expenditures.
Net cash provided by financing activities of $452.3 million during the three months ended March 31, 2013 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $542.9 million. These cash inflows were partially offset by payments related to offering costs of $55.9 million, payments on mortgage notes payable, the revolving credit facility and note payable of $28.5 million, distributions to stockholders of $5.5 million, payments related to financing costs of $0.4 million, increases in restricted cash of $0.2 million and distributions to non-controlling interest holders of $0.1 million.
Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash used in operating activities was $0.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amounts of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2012 include $0.7 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $1.4 million (net loss of $1.4 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $2.9 million) and an increase of $0.1 million in accounts payable, accrued expenses and deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $0.7 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
The net cash used in investing activities during the three months ended March 31, 2012 of $25.5 million related to the acquisition of five properties with an aggregate gross purchase price of $30.8 million. One of the properties was financed at acquisition date with $5.0 million of mortgage note payables. We assumed $0.3 million of other liabilities in connection with the acquisitions related to tenant deposits and improvements.
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

Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. As of March 31, 2013, we had 114.5 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, from proceeds of $1.1 billion. We purchased our first property and commenced our real estate operations in June 2011. As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise of $1.7 billion, including the shares reallocated from the DRIP.
As of March 31, 2013, we owned 58 properties with an aggregate purchase price of $736.6 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our IPO, as well as proceeds from secured financings and our revolving credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
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
We expect to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our revolving credit facility to complete future property acquisitions. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million. On October 25, 2012, our credit facility agreement was amended to increase the commitments up to a maximum of $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. The credit facility has a term of 36 months, subject to the our right to a 12-month extension. As of March 31, 2013, there was no outstanding balance on our senior revolving credit facility.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the three months ended March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Three months ended March 31, 2013	17	61,218	9.80
Cumulative repurchase requests as of March 31, 2013 (1)	47	175,820	$9.83
_____________________________

(1)	Includes 15 unfulfilled repurchases requests consisting of 48,721 shares at a average price per share of $9.64, which were approved for repurchase as of March 31, 2013 and completed in April 2013.
As of March 31, 2013, we had cash of $424.9 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings and our credit facility, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented. Items are presented net of non-controlling interest portions where applicable.

Three Months Ended
(In thousands)	March 31, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)
Depreciation and amortization attributable to stockholders	11,579
FFO	7,973
Acquisition fees and expenses (1)	2,038
Amortization of above or accretion of below market leases and liabilities, net (2)	67
Straight-line rent (3)	(990)
Accretion of discount/amortization of premiums	(179)
MFFO	$8,909
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
Distributions
On December 10, 2011, our board of directors authorized, and we declared, our current distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018630137 per day, or $0.68 annually per share of common stock, beginning January 1, 2012. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
During the three months ended March 31, 2013, distributions paid to common stockholders totaled $10.3 million, inclusive of $4.8 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the three months ended March 31, 2013, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	March 31, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$5,494
Distributions reinvested	4,847
Total distributions	$10,341

Source of distribution coverage:
Cash flows provided by operations (1)	$5,494	53.1%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	4,847	46.9%
Proceeds from financings	—	—%
Total source of distribution coverage	$10,341	100.0%

Cash flows provided by operations (GAAP basis)	$10,055
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013 include acquisition and transaction related expenses of $2.0 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through March 31, 2013:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	March 31, 2013
Distributions paid:
Common stockholders in cash	$13,780
Common stockholders pursuant to DRIP/offering proceeds	11,710
Total distributions paid	$25,490

Reconciliation of net loss:
Revenues	$57,730
Acquisition and transaction-related	(14,886)
Depreciation and amortization	(32,549)
Other operating expenses	(15,190)
Other non-operating expenses	(13,444)
Net income attributable to non-controlling interests	12
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(18,327)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 29.3% (total secured debt divided by the base purchase price of acquired real estate investments) as of March 31, 2013.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013:

		April 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$215,846	$221	$106,931	$94,372	$14,322
Interest Payments Due:
Mortgage notes payable	$39,797	$8,146	$20,637	$7,018	$3,996
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

		April 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Lease rental payments due:	$5,441	$110	$297	$301	$4,733
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally, with the exception of out taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 11— Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
 Off-Balance Sheet Arrangements
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million, which was amended on October 25, 2012 to increase the maximum commitments to $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase aggregate commitments up to a maximum of $400.0 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. As of March 31, 2013, there was no balance under the credit facility, resulting in an unused borrowing capacity available of $78.8 million based on the assets assigned to the credit facility as of March 31, 2013.
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
As of March 31, 2013, our debt included fixed-rate secured mortgage financings with a carrying value of $218.9 million and a fair value of $228.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $15.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $17.3 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $10.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we paid distributions of $10.3 million, of which $5.5 million was funded from cash flows from operations and $4.8 million, or 46.9%, was funded from proceeds from common stock issued under the DRIP. During the three months ended March 31, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $1.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2013, there would have been $1.3 million, less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2013.
On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of March 31, 2013, we have issued 114.5 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of March 31, 2013 we had received $1.1 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.

As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise of $1.7 billion, including the shares reallocated from the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2013
Selling commissions and dealer manager fees	$56,512
Other offering costs	2,858
Total offering costs	$59,370
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(In thousands)	March 31, 2013
Total commissions paid to the Dealer Manager	$56,512
Less:
Commissions to participating brokers	(37,931)
Reallowance to participating broker dealers	(5,864)
Net to the Dealer Manager	$12,717
The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $135.7 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of March 31, 2013. Offering proceeds of $1.1 billion exceeded cumulative offering costs by $1.0 billion at March 31, 2013.
Cumulative offering costs, excluding commissions and dealer manager fees, included $18.2 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we have used the net proceeds from our IPO, revolving credit facility, and debt financings to purchase 58 properties with an aggregate purchase price of $736.6 million.
The following table reflects the number of shares repurchased cumulatively as of December 31, 2012 and as of and for the three months ended March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Three months ended March 31, 2013	17	61,218	9.80
Cumulative repurchase requests as of March 31, 2013 (1)	47	175,820	$9.83
_____________________________

(1)	Includes 15 unfulfilled repurchases requests consisting of 48,721 shares at a average price per share of $9.64, which were approved for repurchase as of March 31, 2013 and completed in April 2013.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2013

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.29 *	Investment Opportunity Allocation Agreement, dated as of April 9, 2013, by and among the Company and American Realty Capital Healthcare Trust II, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith