Form 10-Q
period 2013-06-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2013-08-12
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-54688
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3306391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

The number of outstanding shares of the registrant's common stock on July 31, 2013 was 177.7 million shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$60,086	$48,409
Buildings, fixtures and improvements	719,065	552,085
Acquired intangible lease assets	97,658	77,095
Total real estate investments, at cost	876,809	677,589
Less: accumulated depreciation and amortization	(43,780)	(21,262)
Total real estate investments, net	833,029	656,327
Cash and cash equivalents	852,240	13,869
Restricted cash	365	127
Investment securities, at fair value	17,981	—
Receivable for sale of common stock	127	6,943
Prepaid expenses and other assets	13,741	5,826
Due from affiliate	—	190
Deferred costs, net	6,997	7,386
Total assets	$1,724,480	$690,668
LIABILITIES AND EQUITY
Mortgage notes payable	$215,784	$200,095
Mortgage premiums, net	2,875	2,903
Revolving credit facility	—	26,000
Note payable	—	2,500
Below-market lease liabilities, net	2,192	1,692
Derivatives, at fair value	300	643
Accounts payable and accrued expenses	9,593	5,669
Deferred rent and other liabilities	826	917
Distributions payable	9,913	2,962
Total liabilities	241,483	243,381
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 177,115,574 and 55,584,641 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	1,771	556
Additional paid-in capital	1,560,226	476,157
Accumulated other comprehensive loss	(1,285)	(643)
Accumulated deficit	(81,610)	(32,832)
Total stockholders' equity	1,479,102	443,238
Non-controlling interests	3,895	4,049
Total equity	1,482,997	447,287
Total liabilities and equity	$1,724,480	$690,668

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$20,885	$5,822	$36,872	$9,727
Operating expense reimbursements	2,474	1,053	4,663	1,855
Resident services and fee income	578	—	1,080	—
Total revenues	23,937	6,875	42,615	11,582
Operating expenses:
Property operating and maintenance	7,444	1,130	12,636	1,909
Operating fees to affiliates	—	383	—	616
Acquisition and transaction related	2,713	2,822	4,751	3,494
General and administrative	1,250	204	1,499	455
Depreciation and amortization	12,714	3,905	24,408	6,543
Total operating expenses	24,121	8,444	43,294	13,017
Operating loss	(184)	(1,569)	(679)	(1,435)
Other income (expenses):
Interest expense	(3,315)	(1,886)	(6,404)	(3,478)
Income from investment securities	244	—	244	—
Other income	11	8	11	11
Total other expense	(3,060)	(1,878)	(6,149)	(3,467)
Net loss	(3,244)	(3,447)	(6,828)	(4,902)
Net loss (income) attributable to non-controlling interests	(14)	(9)	(36)	22
Net loss attributable to stockholders	(3,258)	(3,456)	(6,864)	(4,880)

Other comprehensive loss:
Designated derivatives, fair value adjustment	298	(312)	343	(299)
Unrealized loss on investment securities, net	(985)	—	(985)	—
Comprehensive loss attributable to stockholders	$(3,945)	$(3,768)	$(7,506)	$(5,179)

Basic and diluted weighted average shares outstanding	170,124,871	18,017,661	123,834,119	13,880,301
Basic and diluted net loss per share attributable to stockholders	$(0.02)	$(0.19)	$(0.06)	$(0.35)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	55,584,641	$556	$476,157	$(643)	$(32,832)	$443,238	$4,049	$447,287
Issuance of common stock	119,789,265	1,197	1,188,936	—	—	1,190,133	—	1,190,133
Common stock offering costs, commissions and dealer manager fees	—	—	(121,291)	—	—	(121,291)	—	(121,291)
Common stock issued through distribution reinvestment plan	1,873,732	19	17,782	—	—	17,801	—	17,801
Common stock repurchases	(142,731)	(1)	(1,391)	—	—	(1,392)	—	(1,392)
Share-based compensation	10,667	—	33	—	—	33	—	33
Distributions declared	—	—	—	—	(41,914)	(41,914)	—	(41,914)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(190)	(190)
Designated derivatives, fair value adjustment	—	—	—	343	—	343	—	343
Unrealized loss on investment securities	—	—	—	(985)	—	(985)	—	(985)
Net income (loss)	—	—	—	—	(6,864)	(6,864)	36	(6,828)
Balance, June 30, 2013	177,115,574	$1,771	$1,560,226	$(1,285)	$(81,610)	$1,479,102	$3,895	$1,482,997

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(6,864)	$(4,880)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	17,065	5,186
Amortization of intangibles	7,343	1,357
Amortization of deferred financing costs	1,253	383
Amortization of mortgage premiums	(368)	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	186	166
Net income (loss) attributable to non-controlling interests	36	(22)
Share-based compensation	33	55
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,045)	(1,294)
Accounts payable and accrued expenses	3,437	602
Deferred rent and other liabilities	(91)	1,055
Net cash provided by operating activities	18,985	2,608
Cash flows from investing activities:
Investment in real estate and other assets	(183,621)	(176,676)
Deposits for real estate	(5,152)	—
Capital expenditures	(104)	—
Purchase of investment securities	(18,966)	—
Net cash used in investing activities	(207,843)	(176,676)
Cash flows from financing activities:
Payments of note payable	(2,500)	—
Proceeds from mortgage notes payable	—	20,018
Payments of mortgage notes payable	(87)	(21)
Proceeds from revolving credit facility	—	39,000
Payments on revolving credit facility	(26,000)	(17,000)
Payments of deferred financing costs	(584)	(1,901)
Proceeds from issuance of common stock	1,196,951	152,722
Common stock repurchases	(990)	(196)
Payments of offering costs and fees related to stock issuances	(122,161)	(19,165)
Distributions paid	(17,162)	(2,133)
Due from/to affiliate	190	104
Distributions to non-controlling interests holders	(190)	(187)
Restricted cash	(238)	(40)
Net cash provided by financing activities	1,027,229	171,201
Net change in cash	838,371	(2,867)
Cash, beginning of period	13,869	5,038
Cash, end of period	$852,240	$2,171

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures:
Cash paid for interest	$5,508	$2,975
Cash paid for income taxes	84	3

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$15,776	$5,039
Premiums on assumed mortgage notes payable	340	—
Common stock issued through distribution reinvestment plan	17,801	1,744

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company"), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169075) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which was 95% of the offering price in the IPO.
As of April 12, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, the Company completed the issuance of the 150.0 million shares of common stock registered in connection with its IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares, available under the Registration Statement to the primary offering. On April 26, 2013, the Company closed the IPO following the successful achievement of its target equity raise, including the shares reallocated from the DRIP. As of June 30, 2013, the Company had 177.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of June 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of June 30, 2013, the Company owned 70 properties with an aggregate purchase price of $872.9 million, comprised of 3.0 million rentable square feet.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital V, LLC (the "Sponsor") and, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2013, other than the updates described below.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$11,677	$13,106
Buildings, fixtures and improvements	167,407	147,492
Total tangible assets	179,084	160,598
Acquired intangibles:
In-place leases	19,082	21,794
Above-market lease assets	3,163	697
Below-market lease liabilities	(639)	(844)
Total assets acquired, net	200,690	182,245
Mortgage notes payable assumed or used to acquire real estate investments	(15,776)	(5,039)
Premiums on mortgages assumed	(340)	—
Other liabilities assumed	(953)	(530)
Cash paid for acquired real estate investments	$183,621	$176,676
Number of properties purchased	20	17

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012 and 2011 and for the six months ended June 30, 2013:

	Number of Properties	Base Purchase Price
		(In thousands)
Year ended December 31, 2011	14	$164,485
Year ended December 31, 2012	36	508,108
Six months ended June 30, 2013	20	200,304
Total portfolio as of June 30, 2013	70	$872,897
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expense of $4.8 million from the six months ended June 30, 2013 to the six months ended June 30, 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Pro forma revenues	$51,312	$25,877
Pro forma net loss attributable to stockholders	$(2,637)	$(9,864)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 — December 31, 2013	$28,486
2014	57,430
2015	58,097
2016	58,723
2017	57,578
Thereafter	384,564
$644,878
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of June 30, 2013 and 2012:

	June 30,
Tenant	2013	2012
Reliant Rehabilitation	*	21.2%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any tenant whose annualized rental income represents 10% or more of the total annualized rental income at any time may have a material adverse effect on revenues. No other tenant represented more than 10% of annualized rental income as of June 30, 2013 and 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2013 and 2012:

	June 30,
State	2013	2012
Georgia	16.7%	*
Illinois	10.6%	*
Nevada	*	17.3%
Oregon	16.1%	*
Texas	16.8%	42.6%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of June 30, 2013, the Company had investments in common stock, redeemable preferred stock and senior notes with a fair value of $18.0 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2013. The Company did not have any such investments as of December 31, 2012.

	June 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$18,966	$10	$(995)	$17,981
Unrealized losses as of June 30, 2013 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2013.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 23.3 years and a weighted-average interest rate of 6.8% as of June 30, 2013.
Note 5 — Revolving Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the amount of $50.0 million. as amended, (the "Credit Facility") with KeyBank National Association ("Key Bank"). On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments, subject to certain conditions, up to a maximum of $400.0 million.
As of June 30, 2013, the Company had the option, based on it's corporate leverage, to have the Credit Facility advances priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.00% to 3.00%; or (b) the Base Rate, plus an applicable margin that ranges from 0.75% to 1.75%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate" or (ii) 0.5% above the federal funds effective rate. The Credit Facility requires an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is equal to or less than 50% of the available facility, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
As of December 31, 2012, the balance under the Credit Facility was $26.0 million. This balance was repaid in full in January 2013. There were no advances outstanding as of June 30, 2013. The Company's unused borrowing capacity was $200.0 million, based on the assets assigned to the Credit Facility as of June 30, 2013.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2013, the Company was in compliance with the debt covenants under the Credit Facility agreement.
Note 6 — Note Payable
In September 2011, the Company entered into an unsecured $2.5 million note payable with an unaffiliated third party investor. The note bore interest at a fixed rate of 8.0% per annum and was due to mature in September 2014. The note had two one-year extension options. The note required monthly interest payments with the principal balance due at maturity. The note could be repaid at any time, in whole or in part, without premium or penalty. Notwithstanding the foregoing, after the initial maturity date, the lender had a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days' notice. The note was repaid in full in January 2013 at the Company's election.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 7 — Mortgage Notes Payable
 The Company's mortgage notes payable as of June 30, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2013	December 31, 2012			Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,165	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Pacific Northwest Senior Living Facility Portfolio	1	3,159	—	7.48%		Fixed	Jan. 2031
Pelican Pointe - Pacific Northwest Senior Living Facility Portfolio	1	12,552	—	5.16%		Fixed	Apr. 2022
Total	23	$215,784	$200,095	5.05%	(3)
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

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2013.
The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2013:

(In thousands)	Future Principal Payments
July 1, 2013 — December 31, 2013	$159
2014	334
2015	106,597
2016	19,957
2017	74,415
Thereafter	14,322
$215,784

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company's mortgage notes payable agreements generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2013 and December 31, 2012, the Company was in compliance with debt covenants under the mortgage notes payable agreements.
Note 8 — Fair Value of Financial Instruments
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
Level 3 — Unobservable inputs that reflect the entity's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The Company has investments in common stock, redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as level 1 in the fair value hierarchy.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013
Interest rate swaps	$—	$(300)	$—	$(300)
Investment securities	$17,981	$—	$—	$17,981
December 31, 2012
Interest rate swaps	$—	$(643)	$—	$(643)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable and premiums, net	3	$218,659	$221,555	$202,998	$209,906
Revolving credit facility	3	$—	$—	$26,000	$26,000
Note payable	3	$—	$—	$2,500	$2,851
The fair value of the mortgage notes payable and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the revolving credit facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 9 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.2 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	June 30, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of June 30, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(300)	$(643)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$237	$(363)	$222	$(404)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(61)	$(52)	$(121)	$(106)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2013	$(300)	$—	$(300)	$—	$—	$(300)
December 31, 2012	$(643)	$—	$(643)	$—	$—	$(643)
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
As of June 30, 2013, the fair value of derivatives in a liability position related to these agreements was $0.3 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.3 million at June 30, 2013.
Note 10 — Common Stock
As of June 30, 2013 and December 31, 2012, the Company had 177.1 million and 55.6 million shares of common stock outstanding, including DRIP issuances, from total proceeds of $1.8 billion and $553.0 million, respectively.
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
The following table reflects the number of shares repurchased under the Company's Share Repurchase Program cumulatively through June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Six months ended June 30, 2013	42	142,731	9.75
Cumulative repurchase requests as of June 30, 2013 (1)	72	257,333	$9.79
_____________________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 81,513 shares at an average price per share of $9.71, which were approved for repurchase as of June 30, 2013 and completed in July 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 11 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interests arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 — December 31, 2013	$101
2014	202
2015	205
2016	207
2017	209
Thereafter	9,345
$10,269
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 12 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of June 30, 2013 and December 31, 2012.
Fees Paid in Connection with the IPO
The Dealer Manager received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds, from the sale of common stock, before reallowance to participating broker-deals, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Total commissions and fees incurred from the Dealer Manager	$60,913	$9,020	$117,425	$15,345	$175	$625

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company utilized transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets during the IPO. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$622	$2,123	$1,901	$3,086	$34	$73
The Company was responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO were to be the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO. In aggregate, offering costs including selling commissions and dealer manager fees are the Company's responsibility up to a maximum of 11.5% of the gross proceeds received from the IPO as determined at the end of our IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable for all the assets acquired.
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
Until October 1, 2012, the Company paid the Advisor a fee of 0.75% per annum of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Property Manager as an oversight fee (as described below), such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable on a monthly basis, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  The asset management fee was reduced to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of June 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and six months ended June 30, 2013, the board of directors approved the issuance of 141,181 and 275,135 Class B units, respectively, to the Advisor in connection with this arrangement.
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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the IPO and included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are included in general and administrative expenses on the consolidated statement of operations and comprehensive loss during the period the service was provided.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2013		2012		2013		2012		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,852	$—	$2,346	$—	$2,880	$—	$2,839	$—	$—	$143
Financing coordination fees	—	—	700	—	158	—	738	—	—	—
Other expense reimbursements	19	—	40	—	19	—	52	—	—	—
Ongoing fees:
Asset management fees(1)	—	—	383	110	—	—	616	210	—	—
Property management and leasing fees	—	268	—	85	—	491	—	142	—	—
Transfer agent and other professional fees	226	—	—	—	226	—	—	—	179	—
Strategic advisory fees	460	—	—	—	920	—	—	—	—	—
Distributions on Class B Units	37	—	—	—	54	—	—	—	—	—
Total related party operation fees and reimbursements	$2,594	$268	$3,469	$195	$4,257	$491	$4,245	$352	$179	$143
_____________________________

(1)
Effective October 1, 2012, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three and six months ended June 30, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including asset management and property management fees. Because the Advisor and the Property Manager waived certain fees, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. There were no such general and administrative costs absorbed by the Advisor for three months ended June 30, 2013. For the six months ended June 30, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. There were no general and administrative costs absorbed by the Advisor during the three and six months ended June 30, 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The Company did not have a receivable due from the Advisor related to the absorbed general and administrative costs as of June 30, 2013. As of December 31, 2012, the Company had a receivable of $0.2 million due from the Advisor related to absorbed general and administrative costs as presented on the accompanying consolidated balance sheets.
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three and six months ended June 30, 2013 or 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and six months ended June 30, 2013 or 2012.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during three and six months ended June 30, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 13 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale and maintenance of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 14 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is fixed at $10.00 per share. Once the Company begins calculating a fair market value of the common stock, the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2013 and December 31, 2012, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	16,800	$9.46
Granted	9,000	9.00
Vested	(3,600)	9.33
Forfeitures	—	—
Unvested, June 30, 2013	22,200	$9.27
The fair value of the restricted shares, based on the price per share in the IPO, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $9,000 and $5,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. Compensation expense related to restricted stock was approximately $18,000 and $10,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Six Months Ended June 30,
	2013	2012
Shares issued in lieu of cash	1,667	4,972
Value of shares issued in lieu of cash (in thousands)	$15	$45

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 15 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to stockholders (in thousands)	$(3,258)	$(3,456)	$(6,864)	$(4,880)
Basic and diluted weighted average shares outstanding	170,124,871	18,017,661	123,834,119	13,880,301
Basic and diluted net loss per share attributable to stockholders	$(0.02)	$(0.19)	$(0.06)	$(0.35)
The Company had the following common stock equivalents as of June 30, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2013	2012
Unvested restricted stock	22,200	16,800
OP Units	202	202
Class B units	275,135	—
Total common stock equivalents	297,537	17,002
Note 16 – Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of June 30, 2013 and December 31, 2012, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has investment arrangements with unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with each of the arrangements described in the table below and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for each investors' ownership interest in the property.
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of June 30, 2013		Distributions
		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Notes Payables Subject to	Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	2013	2012	2013	2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,357	$24,850	$41	$40	$81	$85
Odessa Regional Medical Center	Dec. 2011	33	1%	6,854	4,047	4	—	4	—
Methodist North Medical Office Building	Dec. 2011	111	1%	23,218	13,544	12	—	12	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,879	5,039	47	55	93	102
Total		$4,444		$71,308	$47,480	$104	$95	$190	$187

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 17 — Segment Reporting
During the six months ended June 30, 2013, the Company operated in two reportable business segments for management and internal financial reporting purposes: medical office buildings and senior living facilities. The Company did not own any senior living facilities and only operated in the medical office buildings segment during the three and six months ended June 30, 2012.
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
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to senior living facilities. Generally, to qualify as a REIT, we cannot directly operate senior living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the senior living facilities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred approximately $44,000 and $57,000 in federal and state income taxes for the three and six months ended June 30, 2013, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company purchased its first senior living facility in November 2012 and owned five senior living facilities as of December of 2012. As of June 30, 2013, the Company owns and operates ten senior living facilities through TRS subsidiaries. As of June 30, 2013, the Company owns one additional senior living facility that is included in the medical office building segment because it is leased and operated by a third party. The following tables reconciles the segment activity to consolidated net income for the three and six months ended June 30, 2013:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(In thousands)	Medical Office Buildings	Senior Living Facilities	Consolidated	Medical Office Buildings	Senior Living Facilities	Consolidated
Revenues:
Rental income	$14,326	$6,559	$20,885	$26,833	$10,039	$36,872
Operating expense reimbursements	2,474	—	2,474	4,663	—	4,663
Resident services and fee income	—	578	578	—	1,080	1,080
Total revenues	16,800	7,137	23,937	31,496	11,119	42,615

Property operating and maintenance	2,795	4,649	7,444	5,420	7,216	12,636
Net operating income	$14,005	$2,488	$16,493	$26,076	$3,903	$29,979
Acquisition and transaction related			2,713			4,751
General and administrative			1,250			1,499
Depreciation and amortization			12,714			24,408
Interest expense			3,315			6,404
Income from investments			(244)			(244)
Other income			(11)			(11)
Net income attributable to non-controlling interests			14			36
Net loss attributable to stockholders			$(3,258)			$(6,864)
The following table reconciles the segment activity to consolidated total assets as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(In thousands)	2013	2012
Assets
Investments in real estate:
Medical office buildings	$691,155	$571,078
Senior living facilities	141,874	85,249
Total reportable segments, net	833,029	656,327
Cash and cash equivalents	852,240	13,869
Restricted cash	365	127
Investment securities, at fair value	17,981	—
Receivable for sale of common stock	127	6,943
Prepaid expenses and other assets	13,741	5,826
Due from affiliate	—	190
Deferred costs, net	6,997	7,386
Total assets	$1,724,480	$690,668

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from July, 1 2013 to August 12, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2013	70	3,001,766	$872,897
Acquisitions	13	672,625	176,941
Total portfolio, August 12, 2013	83	3,674,391	$1,049,838
________________________
(1)    Contract purchase price, excluding acquisition related costs.

Amended and Restated Credit Facility
On July 24, 2013, the Company entered into an unsecured amended and restated credit agreement (the “Amended Facility”). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The term loan component of the Amended Facility will mature on July 24, 2018 and the revolving loan component will mature on July 24, 2016. The revolving loan component of the Amended Facility also contains two one-year extension options. The Company will have the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%.
The Amended Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The Amended Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, the dealer manager of our recently completed initial public offering ("IPO or "our offering"), Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
While we are investing the proceeds of our IPO, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to obtain the financing needed to complete acquisitions, as advances under our credit facility are not guaranteed and are subject to certain conditions.

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

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview
We were incorporated on August 23, 2010, as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95% of the offering price in our IPO.
On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). As of April 2013, we completed the issuance of the 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of June 30, 2013, we had 177.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of June 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of June 30, 2013, we owned 70 properties with an aggregate purchase price of $872.9 million, comprised of 3.0 million rentable square feet.
Substantially all of our business is conducted through the OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  The Dealer Manager served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital V, LLC (the "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.
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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.
Revenue Recognition
Our rental income is primarily related to rent received from tenants in medical office buildings and residents in senior living facilities. Rent from tenants in our medical office buildings are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our senior living facilities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
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
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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

Properties
The Company acquires and operates medical office buildings and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)		Base Purchase Price (2)
							(In thousands)
Texarkana	Jun. 2011	1	18,268	100.0%	7.8		$4,500
DaVita Dialysis, Marked Tree	Jun. 2011	1	4,596	100.0%	8.3		1,444
DaVita Dialysis, Rockford	Jul. 2011	1	7,032	100.0%	7.8		2,050
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%	4.6		28,990
Durango Medical Plaza	Sep. 2011	1	73,094	74.3%	6.5		22,886
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%	11.0		9,016
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%	22.2		33,798
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%	11.6		16,526
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%	8.3		9,966
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%	9.9		7,359
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%	11.6		24,625
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%	6.8		3,325
2011 Acquisitions		14	522,407	96.4%	11.6		164,485
Village Healthcare Center	Jan. 2012	1	7,750	100.0%	11.6		4,482
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%	7.7		5,747
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%	8.3		9,161
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%	6.7		8,500
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%	10.3		2,878
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%	8.8		11,045
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%	10.0		10,516
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	9.8		1,874
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%	23.8		31,593
PAPP Clinic	May 2012	1	31,213	100.0%	8.5		5,400
Unitron Hearing Building	May 2012	1	81,927	100.0%	7.6		9,390
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%	8.9		4,620
Fresenius Medical Center	May 2012	1	18,149	100.0%	12.3		3,739
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%	6.2		12,300
Texas Clinic at Arlington	May 2012	1	66,824	100.0%	5.1		21,300
Pinnacle Health	Jun. 2012	1	52,600	100.0%	7.0		12,900
Cancer Care Partners	Jun. 2012	1	63,000	100.0%	12.5		26,800
Aurora Health Care Portfolio	Jul. 2012	3	226,046	100.0%	8.5		63,000
Baylor Institute for Rehabilitation at Fort Worth	Aug. 2012	1	40,000	100.0%	10.7		16,000
Bronson Lake View	Sep. 2012	1	100,321	100.0%	8.0		30,430
Benton House Senior Living Facility Portfolio(3)	Nov. 2012 & Dec. 2012	5	317,802	90.3%	N/A		85,750
Beverly Center	Nov. 2012	1	59,345	100.0%	9.8		16,500
Rush Copley Building I	Nov. 2012	1	79,344	100.0%	8.3		25,800
CareMeridian La Mesa	Dec. 2012	1	9,000	100.0%	14.3		6,000
Blue Ridge Medical Building	Dec. 2012	1	23,277	100.0%	9.0		4,850
16 N. Scotland Ave.-Northeast MOB	Dec. 2012	1	53,229	100.0%	11.9		15,000
Michiana - Mishawaka	Dec. 2012	1	49,410	100.0%	17.1		21,740
Cancer Center at Metro Health Village	Dec. 2012	1	21,502	100.0%	9.5		6,243
Rush Copley Building II	Dec. 2012	1	80,744	82.2%	5.6		25,550
North Valley Orthopedic	Dec. 2012	1	17,608	100.0%	13.1		9,000
2012 Acquisitions		36	1,706,870	98.0%	10.6	(4)	508,108
Scott & White Medical Office Building	Feb. 2013	1	14,974	100.0%	9.2		4,400

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)		Base Purchase Price (2)
							(In thousands)
Salem Medical Group	Mar. 2013	1	9,350	100.0%	8.9		3,670
Northside East Cobb Medical Campus	Mar. 2013	3	68,447	96.1%	6.5		19,200
Rex Wellness Center	Mar. 2013	1	30,000	100.0%	10.2		9,000
Pacific Northwest Senior Living Facility Portfolio(3)	Mar. 2013 & May 2013	5	259,647	96.4%	N/A		60,750
Lakeview Terrace Memory Care Residence	Apr. 2013	1	25,971	100.0%	14.8		8,410
Crystal Lakes Medical Arts Building	Apr. 2013	1	62,588	92.6%	7.3		19,000
Midlothian Medical Office Building	May 2013	1	51,183	96.9%	6.6		19,000
Advocate Good Shepard Medical Pavilion	May 2013	1	68,318	58.3%	5.9		9,000
Dakota Ridge Medical Center	May 2013	1	62,202	54.4%	3.9		8,400
Spectrum Health West Pavilion	May 2013	1	52,898	100.0%	8.6		16,683
Memorial Hermann Medical Office Building	Jun. 2013	1	30,000	100.0%	9.5		13,331
University of California - Davis Medical Office Building	Jun. 2013	2	36,911	100.0%	10.3		9,460
2013 Acquisitions		20	772,489	87.2%	8.1	(4)	200,304
Portfolio, June 30, 2013		70	3,001,766	95.4%	10.3	(4)	$872,897
___________________________

(1)	Remaining lease term in years as of June 30, 2013, calculated on a weighted-average basis, as applicable.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	This portfolio is included in our senior living facility business segment.

(4)	Total occupancy excludes occupancy of senior living facilities, which are based on the number of units rented by residents rather than the number of square feet leased.
N/A — Not applicable for senior living facilities.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of June 30, 2013, we owned 70 properties with an aggregate purchase price of $872.9 million, consisting of 3.0 million rentable square feet.
Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
We have acquired 51 properties since April 1, 2012. On April 1, 2012, we owned 19 properties (our "Same Store") with an aggregate purchase price of $195.3 million, consisting of 0.6 million rentable square feet. Accordingly, our results of operations for the three months ended June 30, 2013 as compared to the three months ended ended June 30, 2012 reflect significant increases in most categories.
Rental Income
Rental income increased $15.1 million to $20.9 million for the three months ended June 30, 2013 from $5.8 million for the three months ended June 30, 2012. This increase in rental income was due to our acquisition of 51 properties since April 1, 2012, which resulted in an increase in rental income of $15.2 million for the three months ended June 30, 2013. Same Store rental income decreased by $0.1 million, primarily due to a tenant lease termination in the Spring Creek Medical Office Plaza. This space was leased to another tenant in June 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.4 million to $2.5 million for the three months ended of June 30, 2013 from $1.1 million for the three months ended June 30, 2012. This increase in operating expense reimbursements was primarily due to our acquisitions since April 1, 2012. Operating expense reimbursements increased in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income of $0.6 million for the three months ended of June 30, 2013 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the three months ended June 30, 2012.

Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $6.3 million to $7.4 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The increase was primarily due to our property acquisitions since April 1, 2012. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities.
Operating Fees to Affiliates
Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. During the three months ended June 30, 2012, we incurred $0.4 million in asset management fees from our Advisor, which reflects $0.1 million in waived asset management fees during such period.
Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. During the three months ended June 30, 2013, we issued 141,181 Class B Units to the Advisor in connection with this arrangement.
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, we would have incurred property management fees of $0.3 million and $0.1 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of June 30, 2013 of $2.7 million were related to the purchase of 12 properties with an aggregate purchase price of $136.3 million. Acquisition and transaction related costs for the three months ended June 30, 2012 of $2.8 million were related to our acquisition of 12 properties with an aggregate purchase price of $151.5 million.
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $1.3 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. This increase was primarily due to higher professional fees, director compensation, directors' and officers' insurance and federal and state income taxes to support our larger real estate portfolio and number of stockholders.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.8 million to $12.7 million for the three months ended June 30, 2013 from $3.9 million for the three months ended June 30, 2012. This increase relates to the acquisition of 51 properties since April 1, 2012, which resulted in an increase in depreciation and amortization of $8.8 million for the three months ended June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense increased $1.4 million to $3.3 million for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. As of June 30, 2013, we had mortgage notes payable of $215.8 million with a weighted average effective interest rate of 5.05%, compared to mortgage notes payable as of June 30, 2012 of $135.8 million with a weighted average effective interest rate of 4.88%, resulting in an increase in interest expense of $1.0 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
We entered into a $50 million senior revolving credit facility in May 2012. In October 2012, we entered into an amendment which increased the maximum commitments under the credit facility to $200.0 million. The first advance under the credit facility did not occur until May 2012. Interest expense related to the credit facility, including unused fees and amortization of deferred financing costs, increased $0.4 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
Income from investments for the three months ended June 30, 2013 of $0.2 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the three months ended June 30, 2012.

Net Income Attributable to Non-Controlling Interests
 Net income attributable to non-controlling interests was approximately $14,000 and $9,000 for the three months ended June 30, 2013 and June 30, 2012, respectively, which represents the net income that is related to non-controlling interest holders.
Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
We have acquired 56 properties since January 1, 2012. On January 1, 2012, we owned 14 properties (our "Same Store") with an aggregate purchase price of $164.5 million, consisting of 0.5 million rentable square feet. Accordingly, our results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 reflect significant increases in most categories.
Rental Income
Rental income increased $27.2 million to $36.9 million for the six months ended June 30, 2013 from $9.7 million for the six months ended June 30, 2012. This increase in rental income was due to our acquisition of 56 properties since January 1, 2012, which resulted in an increase in rental income of $27.3 million for the six months ended June 30, 2013. Same Store rental income decreased by $0.1 million, primarily due to a tenant lease termination in the Spring Creek Medical Office Plaza. This space was leased to another tenant in June 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.8 million to $4.7 million for the six months ended of June 30, 2013 from $1.9 million for the six months ended June 30, 2012. This increase in operating expense reimbursements was primarily due to our acquisitions since January 1, 2012. Operating expense reimbursements increased in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income of $1.1 million for the six months ended of June 30, 2013 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the six months ended June 30, 2012.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $10.7 million to $12.6 million for the six months ended June 30, 2013 from $1.9 million for the six months ended June 30, 2012. The increase was primarily due to our property acquisitions since January 1, 2012, which resulted in an increase in property operating and maintenance expense of $10.3 million for the six months ended June 30, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Same Store property operating and maintenance expense increased by $0.4 million, primarily due to the write-off of rent as a result of the lease termination of a tenant in the Spring Creek Medical Office Plaza.
Operating Fees to Affiliates
Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. During the six months ended June 30, 2012, we incurred $0.6 million in asset management fees from our Advisor, which reflects $0.2 million in waived asset management fees during such period.
Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. During the six months ended June 30, 2013, we issued 275,135 Class B Units to the Advisor in connection with this arrangement.
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, we would have incurred property management fees of $0.5 million and $0.1 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the six months ended of June 30, 2013 of $4.8 million, related to the purchase of 20 properties with an aggregate purchase price of $200.3 million. Acquisition and transaction related costs for the six months ended June 30, 2012 of $3.5 million, related to our acquisition of 17 properties with an aggregate purchase price of $182.2 million.

General and Administrative Expenses
General and administrative expenses were $1.5 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, which reflects an increase of $1.3 million, primarily due to higher professional fees, director compensation, directors' and officers' insurance and federal and state income taxes to support our larger real estate portfolio and number of stockholders. This increase was offset by the Advisor's absorption of $0.3 million in general and administrative expenses during the six months ended June 30, 2013. No general and administrative expense was absorbed by the Advisor during the six months ended June 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $17.9 million to $24.4 million for the six months ended June 30, 2013 from $6.5 million for the six months ended June 30, 2012. This increase relates to the acquisition of 56 properties since January 1, 2012, which resulted in an increase in depreciation and amortization of $16.0 million for the six months ended June 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Same Store depreciation and amortization expense increased by $1.9 million, primarily due to the write-off of tangible and intangible assets related to the lease termination of a tenant in the Spring Creek Medical Office Plaza.
Interest Expense
Interest expense increased $2.9 million to $6.4 million for the six months ended June 30, 2013 from $3.5 million for the six months ended June 30, 2012. As of June 30, 2013, we had mortgage notes payable of $215.8 million with a weighted average effective interest rate of 5.05%, compared to mortgage notes payable as of June 30, 2012 of $135.8 million with a weighted average effective interest rate of 4.88%, resulting in an increase in interest expense of $2.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
We entered into a $50 million senior revolving credit facility in May 2012. In October 2012, we entered into an amendment which increased the maximum commitments under the credit facility to $200.0 million. The first advance under the credit facility did not occur until May 2012. Interest expense related to the credit facility, including unused fees and amortization of deferred financing costs, increased $0.9 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were partially offset by a $0.1 million decrease in interest expense related to an unsecured note payable which was repaid in January 2013.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
Income from investments for the six months ended June 30, 2013 of $0.2 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the six months ended June 30, 2012.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was approximately $(36,000) and $22,000 for the six months ended June 30, 2013 and June 30, 2012, respectively, which represents the net loss (income) that is related to non-controlling interest holders. The net loss attributable to non-controlling interests for the six months ended June 30, 2012, primarily related to acquisition and transaction costs, which were not incurred during the six months ended June 30, 2013.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash provided by operating activities was $19.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2013 includes $4.8 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $18.7 million (net loss of $6.9 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $25.5 million) and an increase of $3.4 million in accounts payable and accrued expenses due to accrued real estate taxes and other accrued expenses related to our senior living facilities. These cash inflows were partially offset by an increase in prepaid and other assets of $3.0 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting and prepaid insurance and a decrease in deferred rent of $0.1 million.

The net cash used in investing activities during the six months ended June 30, 2013 was $207.8 million. The cash used in investing activities included $183.6 million to acquire 20 properties with an aggregate base purchase price of $200.3 million, partially offset by the assumption of mortgage notes payable of $15.8 million and other liabilities of $1.0 million related to tenant deposits and improvements. The cash used in investing activities also included $5.2 million of deposits on pending real estate acquisitions, $0.1 million of capital expenditures and $19.0 million for the purchase of investment securities.
Net cash provided by financing activities of $1.0 billion during the six months ended June 30, 2013 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $1.2 billion and $0.2 million in net advances from affiliates. These cash inflows were partially offset by payments related to offering costs of $122.2 million, payments on mortgage notes payable, the revolving credit facility and note payable of $28.6 million, cash distributions to stockholders of $17.2 million, payments related to financing costs of $0.6 million, increases in restricted cash of $0.2 million and distributions to non-controlling interest holders of $0.2 million.
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

Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. As of June 30, 2013, we had 177.1 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, from proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. We purchased our first property and commenced our real estate operations in June 2011. As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP.
As of June 30, 2013, we owned 70 properties with an aggregate purchase price of $872.9 million. As of June 30, 2013, we had cash and cash equivalents of $852.2 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through the remaining proceeds from our IPO, as well as proceeds from secured financings and our revolving credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from our IPO and cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future.  Management expects that in the future, as our portfolio matures and we invest the remaining proceeds received from our IPO, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings and undistributed funds from operations.
We expect to utilize the remaining proceeds from our IPO and proceeds from secured financings and our revolving credit facility to complete future property acquisitions. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million. On October 25, 2012, our credit facility agreement was amended to increase the commitment up to a maximum of $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. As of June 30, 2013, there was no outstanding balance on our senior revolving credit facility. On July 24, 2013, we entered into an unsecured amended and restated credit agreement (the “Amended Facility”). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component of the Amended Facility will mature on July 24, 2018 and the revolving loan component will mature on July 24, 2016. The revolving loan component of the Amended Facility also contains two one-year extension options.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the six months ended June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Six months ended June 30, 2013	42	142,731	9.75
Cumulative repurchase requests as of June 30, 2013 (1)	72	257,333	$9.79
_____________________________

(1)	Includes 25 unfulfilled repurchase requests consisting of 81,513 shares at a average price per share of $9.71, which were approved for repurchase as of June 30, 2013 and completed in July 2013.

Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
On August 5, 2013, our board of directors approved the acquisition of four properties which serve as regional headquarters for UnitedHealthcare Services, Inc., a wholly owned subsidiary of UnitedHealth Group, for a base purchase price of $123.0 million, exclusive of closing costs. Assuming the closing of these potential acquisitions and other acquisitions, which are under executed purchase and sale agreements and executed letters of intent, we will have substantially completed our acquisition phase. Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisitions is subject to certain conditions customary to closing. Although we believe that the acquisition of the properties is probable, there can be no assurance that the acquisitions will be consummated.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)	$(3,258)	$(6,864)
Depreciation and amortization attributable to stockholders	11,579	12,592	24,171
FFO	7,973	9,334	17,307
Acquisition fees and expenses (1)	2,038	2,713	4,751
Amortization of above or accretion of below market leases and liabilities, net (2)	67	119	186
Straight-line rent (3)	(990)	(1,138)	(2,128)
Accretion of discount/amortization of premiums	(179)	(188)	(367)
MFFO	$8,909	$10,840	$19,749
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
During the six months ended June 30, 2013, distributions paid to common stockholders totaled $35.0 million, inclusive of $17.8 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the six months ended June 30, 2013, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended				Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$5,494		$11,663		$17,157
Distributions reinvested	4,847		12,954		17,801
Total distributions	$10,341		$24,617		$34,958

Source of distribution coverage:
Cash flows provided by operations (1)	$5,494	53.1%	$11,663	47.4%	$17,157	49.1%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Common stock issued under the DRIP / offering proceeds	4,847	46.9%	12,954	52.6%	17,801	50.9%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$10,341	100.0%	$24,617	100.0%	$34,958	100.0%

Cash flows provided by operations (GAAP basis)	$10,055		$8,930		$18,985
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)		$(3,258)		$(6,864)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013 and June 30, 2013 and for the six months ended June 30, 2013 include acquisition and transaction related expenses of $2.0 million, $2.7 million and $4.8 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through June 30, 2013:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid:
Common stockholders in cash	$25,443
Common stockholders pursuant to DRIP/offering proceeds	24,664
Total distributions paid	$50,107

Reconciliation of net loss:
Revenues	$81,667
Acquisition and transaction-related	(17,599)
Depreciation and amortization	(45,263)
Other operating expenses	(23,884)
Other non-operating expenses	(16,504)
Net income attributable to non-controlling interests	(2)
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(21,585)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 24.7% (total secured debt divided by the base purchase price of acquired real estate investments) as of June 30, 2013.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual obligations as of June 30, 2013:

		July 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$215,784	$159	$106,931	$94,372	$14,322
Interest Payments Due:
Mortgage notes payable	$37,108	$5,457	$20,637	$7,018	$3,996
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

		July 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Lease rental payments due:	$10,269	$101	$407	$416	$9,345
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify, and continue to qualify, for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally, with the exception of out taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales and maintenance of common stock, asset and property management services and reimbursement of operating and offering related costs. See Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
 Off-Balance Sheet Arrangements
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million, which was amended on October 25, 2012 to increase the maximum commitments to $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase aggregate commitments up to a maximum of $400.0 million. As of June 30, 2013, there was no balance under the credit facility, resulting in an unused borrowing capacity available of $200.0 million based on the assets assigned to the credit facility as of June 30, 2013.
On July 24, 2013, we entered into the Amended Facility that allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component of the Amended Facility will mature on July 24, 2018 and the revolving loan component will mature on July 24, 2016. The revolving loan component of the Amended Facility also contains two one-year extension options.
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
As of June 30, 2013, our debt included fixed-rate secured mortgage financings with a carrying value of $218.7 million and a fair value of $221.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $14.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $15.9 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations were $19.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we paid distributions of $35.0 million, of which $17.2 million was funded from cash flows from operations and $17.8 million, or 50.9%, was funded from proceeds from common stock issued under the DRIP. During the six months ended June 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $3.4 million, as reflected on the consolidated statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2013, there would have been $3.4 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2013.
On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act.  The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.

On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, we completed the issuance of the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of June 30, 2013, we have issued 177.1 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of June 30, 2013 we had received $1.8 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Selling commissions and dealer manager fees	$117,425
Other offering costs	3,866
Total offering costs	$121,291
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Total commissions paid to the Dealer Manager	$117,425
Less:
Commissions to participating brokers	(76,700)
Reallowance to participating broker dealers	(12,881)
Net to the Dealer Manager	$27,844
Cumulative offering costs, excluding commissions and dealer manager fees, included $18.8 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of the end of the IPO, offering and related costs, excluding selling commissions and dealer manager fees, did not exceed 1.5% of gross proceeds received from the IPO.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we have used the net proceeds from our IPO, revolving credit facility, and debt financings to purchase 70 properties with an aggregate purchase price of $872.9 million.
The following table reflects the number of shares repurchased cumulatively as of December 31, 2012 and as of and for the six months ended June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Six months ended June 30, 2013	42	142,731	9.75
Cumulative repurchase requests as of June 30, 2013 (1)	72	257,333	$9.79
_____________________________

(1)	Includes 25 unfulfilled repurchase requests consisting of 81,513 shares at a average price per share of $9.71, which were approved for repurchase as of June 30, 2013 and completed in July 2013.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2013

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.17 *
First Amended and Restated Senior Unsecured Credit Agreement, dated as of July 24, 2013, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Keybank National Association, and the other lenders and agents party thereto

10.29 *
Purchase and Sale Agreement, dated as of May 24, 2013, by and between SHP III/ARBOR ASHEVILLE, LLC, SHP/III ARBOR ATHENS, LLC, SHP III/ARBOR CASCADE, LLC, SHP III/ARBOR DECATUR, LLC, SHP III/ARBOR KNOXVILLE, LLC, SHP III BARRINGTON TERRACE, LLC, SHP III HERON FORT MYERS, LLC, SHP III HERON NAPLES, LLC, SHP III LAWRENCEVILLE, LLC, and American Realty Capital V, LLC

10.30 *
First Amendment to Purchase and Sale Agreement, dated as of June 24, 2013, by and between SHP III ARBOR ASHEVILLE, LLC, SHP III ARBOR ATHENS, LLC, SHP III ARBOR CASCADE, LLC, SHP III ARBOR DECATUR, LLC, SHP III ARBOR KNOXVILLE, LLC, SHP III BARRINGTON TERRACE, LLC, SHP III HERON FORT MYERS, LLC, SHP III HERON NAPLES, LLC, SHP III LAWRENCEVILLE, LLC, and American Realty Capital V, LLC

10.31 *
Second Amendment to Purchase and Sale Agreement, dated as of July 2, 2013, by and between SHP III Arbor Asheville, LLC, SHP III Arbor Athens, LLC, SHP III Arbor Cascade, LLC, SHP III Arbor Decatur, LLC, SHP III Arbor Knoxville, LLC, SHP III Barrington Terrace, LLC, SHP III Heron Fort Meyers, LLC, SHP III Heron Naples, LLC, SHP III Lawrenceville, LLC, and American Realty Capital V, LLC

10.32 *
Third Amendment to Purchase and Sale Agreement, dated as of July 31, 2013, by and between SHP III Arbor Asheville, LLC, SHP III Arbor Athens, LLC, SHP III Arbor Cascade, LLC, SHP III Arbor Decatur, LLC, SHP III Arbor Knoxville, LLC, SHP III Barrington Terrace, LLC, SHP III Heron Fort Meyers, LLC, SHP III Heron Naples, LLC, SHP III Lawrenceville, LLC, and American Realty Capital V, LLC, ARHC ATASHNC01, LLC, ARHC ATASHNC01 TRS, LLC, ARHC ATATHGA01, LLC, ARHC ATATHGA01 TRS, LLC, ARHC ATATLGA01, LLC, ARHC ATATLGA01 TRS, LLC, ARHC ATDECGA01, LLC, ARHC ATDECGA01 TRS, LLC, ARHC ATKNOTN01, LLC, ARHC ATKNOTN01 TRS, LLC, ARHC ATLARFL01, LLC, ARHC ATLARFL01 TRS, LLC, ARHC BTFMYFL01, LLC, ARHC BTFMYFL01 TRS, LLC, ARHC BTNAPFL01, LLC, ARHC BTNAPFL01 TRS, LLC, ARHC ATDECGA02, LLC, and ARHC ATDECGA02 TRS, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith