Form 10-Q
period 2013-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2013-11-14
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013
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

The number of outstanding shares of the registrant's common stock on October 31, 2013 was 179,357,224 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$112,766	$48,409
Buildings, fixtures and improvements	1,147,659	552,085
Construction in progress	4,819	—
Acquired intangible lease assets	158,804	77,095
Total real estate investments, at cost	1,424,048	677,589
Less: accumulated depreciation and amortization	(61,156)	(21,262)
Total real estate investments, net	1,362,892	656,327
Cash and cash equivalents	308,911	13,869
Restricted cash	1,244	127
Investment securities, at fair value	16,584	—
Receivable for sale of common stock	—	6,943
Prepaid expenses and other assets	19,445	5,826
Due from affiliate	4,670	190
Deferred costs, net	21,887	7,386
Total assets	$1,735,633	$690,668
LIABILITIES AND EQUITY
Mortgage notes payable	$239,067	$200,095
Mortgage premiums, net	3,002	2,903
Credit facility	—	26,000
Note payable	—	2,500
Below-market lease liabilities, net	5,742	1,692
Derivatives, at fair value	376	643
Accounts payable and accrued expenses	14,413	5,669
Deferred rent and other liabilities	2,310	917
Distributions payable	9,997	2,962
Total liabilities	274,907	243,381
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 178,785,756 and 55,584,641 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,788	556
Additional paid-in capital	1,576,011	476,157
Accumulated other comprehensive loss	(3,241)	(643)
Accumulated deficit	(117,649)	(32,832)
Total stockholders' equity	1,456,909	443,238
Non-controlling interests	3,817	4,049
Total equity	1,460,726	447,287
Total liabilities and equity	$1,735,633	$690,668

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$29,285	$8,722	$66,157	$18,449
Operating expense reimbursements	2,859	1,472	7,522	3,327
Resident services and fee income	2,003	—	3,083	—
Total revenues	34,147	10,194	76,762	21,776
Operating expenses:
Property operating and maintenance	13,940	1,586	26,576	3,495
Operating fees to affiliates	—	371	—	987
Acquisition and transaction related	3,107	1,787	7,858	5,281
General and administrative	1,429	235	2,928	690
Depreciation and amortization	17,140	5,629	41,548	12,172
Total operating expenses	35,616	9,608	78,910	22,625
Operating income (loss)	(1,469)	586	(2,148)	(849)
Other income (expenses):
Interest expense	(4,350)	(2,642)	(10,754)	(6,120)
Income from investment securities	317	—	561	—
Other income	37	5	48	16
Total other expense	(3,996)	(2,637)	(10,145)	(6,104)
Net loss	(5,465)	(2,051)	(12,293)	(6,953)
Net loss (income) attributable to non-controlling interests	(10)	(10)	(46)	12
Net loss attributable to stockholders	(5,475)	(2,061)	(12,339)	(6,941)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(77)	(145)	266	(444)
Unrealized loss on investment securities, net	(1,879)	—	(2,864)	—
Comprehensive loss attributable to stockholders	$(7,431)	$(2,206)	$(14,937)	$(7,385)

Basic and diluted weighted average shares outstanding	178,231,121	28,039,573	142,163,876	18,634,509
Basic and diluted net loss per share attributable to stockholders	$(0.03)	$(0.07)	$(0.09)	$(0.37)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine months ended September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	55,584,641	$556	$476,157	$(643)	$(32,832)	$443,238	$4,049	$447,287
Issuance of common stock	119,782,436	1,198	1,188,760	—	—	1,189,958	—	1,189,958
Common stock offering costs, commissions and dealer manager fees	—	—	(121,243)	—	—	(121,243)	—	(121,243)
Common stock issued through distribution reinvestment plan	3,612,573	36	34,283	—	—	34,319	—	34,319
Common stock repurchases	(204,561)	(2)	(1,992)	—	—	(1,994)	—	(1,994)
Share-based compensation	10,667	—	46	—	—	46	—	46
Distributions declared	—	—	—	—	(72,478)	(72,478)	—	(72,478)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(278)	(278)
Other comprehensive loss	—	—	—	(2,598)	—	(2,598)	—	(2,598)
Net income (loss)	—	—	—	—	(12,339)	(12,339)	46	(12,293)
Balance, September 30, 2013	178,785,756	$1,788	$1,576,011	$(3,241)	$(117,649)	$1,456,909	$3,817	$1,460,726

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(12,339)	$(6,941)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	27,235	9,623
Amortization of intangibles	14,313	2,549
Amortization of deferred financing costs	2,462	729
Amortization of mortgage premiums	(593)	(133)
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	346	235
Net income (loss) attributable to non-controlling interests	46	(12)
Share-based compensation	46	84
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,283)	(2,825)
Due from affiliate	(4,480)	—
Accounts payable and accrued expenses	8,097	1,172
Deferred rent and other liabilities	1,393	574
Net cash provided by operating activities	29,243	5,055
Cash flows from investing activities:
Investment in real estate and other assets	(702,714)	(236,506)
Deposits for real estate	(6,690)	—
Capital expenditures	(283)	—
Purchase of investment securities	(19,448)	—
Net cash used in investing activities	(729,135)	(236,506)
Cash flows from financing activities:
Payments of note payable	(2,500)	—
Proceeds from mortgage notes payable	—	34,777
Payments of mortgage notes payable	(220)	(31)
Proceeds from credit facility	—	39,000
Payments on credit facility	(26,000)	(39,000)
Payments of deferred financing costs	(16,620)	(3,056)
Proceeds from issuance of common stock	1,196,900	262,687
Common stock repurchases	(1,764)	(286)
Payments of offering costs and fees related to stock issuances	(122,343)	(34,447)
Distributions paid	(31,124)	(4,431)
Due from/to affiliate	—	374
Distributions to non-controlling interests holders	(278)	(275)
Restricted cash	(1,117)	(68)
Net cash provided by financing activities	994,934	255,244
Net change in cash	295,042	23,793
Cash, beginning of period	13,869	5,038
Cash, end of period	$308,911	$28,831

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures:
Cash paid for interest	$8,840	$5,175
Cash paid for income taxes	132	4

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$39,192	$54,639
Premiums on assumed mortgage notes payable	692	3,218
Common stock issued through distribution reinvestment plan	34,319	3,646

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company"), incorporated on August 23, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. On February 18, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169075) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which was 95% of the offering price in the IPO.
On April 12, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, the Company completed the issuance of the 150.0 million shares of common stock registered in connection with its IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares, available under the Registration Statement to the primary offering. On April 26, 2013, the Company closed the IPO following the successful achievement of its target equity raise, including the shares reallocated from the DRIP. As of September 30, 2013, the Company had 178.8 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of September 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of September 30, 2013, the Company owned 103 properties with an aggregate purchase price of $1.4 billion, comprised of 5.1 million rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2013, other than the updates described below.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$64,357	$20,005
Buildings, fixtures and improvements	595,820	241,490
Construction in progress	4,819	—
Total tangible assets	664,996	261,495
Acquired intangibles:
In-place leases	78,020	33,546
Above-market lease assets	5,371	697
Below-market lease liabilities	(4,272)	(845)
Total assets acquired, net	744,115	294,893
Mortgage notes payable assumed or used to acquire real estate investments	(39,192)	(54,639)
Premiums on mortgages assumed	(692)	(3,218)
Other liabilities assumed	(1,517)	(530)
Cash paid for acquired real estate investments	$702,714	$236,506
Number of properties purchased	53	22

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table reflects the number and related purchase prices of properties acquired, excluding land and related construction in progress, during the years ended December 31, 2012 and 2011 and for the nine months ended September 30, 2013:

	Number of Properties	Base Purchase Price
		(In thousands)
Year ended December 31, 2011	14	$164,485
Year ended December 31, 2012	36	508,108
Nine months ended September 30, 2013	53	736,811
Total portfolio as of September 30, 2013	103	$1,409,404
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expense of $12.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Pro forma revenues	$132,138	$98,137
Pro forma net loss attributable to stockholders	$(136)	$(21,215)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 — December 31, 2013	$21,033
2014	84,938
2015	85,773
2016	86,013
2017	84,515
Thereafter	551,699
$913,971
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of September 30, 2013 and 2012:

	September 30,
Tenant	2013	2012
UnitedHealth Group Incorporated	10.7%	*
Reliant Rehabilitation	*	16.6%
Aurora Medial Group, Inc	*	12.8%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any tenant whose annualized rental income represents 10% or more of the total annualized rental income at any time may have a material adverse effect on revenues. No other tenant represented more than 10% of annualized rental income as of September 30, 2013 and 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2013 and 2012:

	September 30,
State	2013	2012
Florida	11.4%	*
Georgia	16.6%	*
Nevada	*	13.4%
Oregon	18.4%	*
Texas	*	36.7%
Wisconsin	*	14.6%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of September 30, 2013, the Company had investments in common stock, redeemable preferred stock and senior notes with a fair value of $16.6 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of September 30, 2013. The Company did not have any such investments as of December 31, 2012.

	September 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$19,448	$—	$(2,864)	$16,584
Unrealized losses as of September 30, 2013 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2013.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted-average maturity of 23.1 years and a weighted-average interest rate of 6.8% as of September 30, 2013.
Note 5 — Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the aggregate principal amount of $50.0 million, as amended, (the "Credit Facility") with KeyBank National Association ("Key Bank"). On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments, subject to certain conditions, up to a maximum of $400.0 million.
Pursuant to the Credit Facility, the Company had the option, based on it's corporate leverage, to have the Credit Facility advances priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.00% to 3.00%; or (b) the Base Rate, plus an applicable margin that ranges from 0.75% to 1.75%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate" or (ii) 0.5% above the federal funds effective rate. The Credit Facility required an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeded or was equal to or less than 50% of the available facility, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On July 24, 2013, the Company entered into an unsecured amended and restated credit agreement (the "Amended Facility") which allows for total borrowings of up to $755.0 million, comprised of a $500.0 million term loan component and a $255.0 million revolving loan component. The Amended Facility also contains a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
Pursuant to the Amended Facility, the Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by Key Bank as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%.
The Amended Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The term loan component of the Amended Facility matures in July 2018 and the revolving loan component of the Amended Facility matures in July 2016. The revolving loan component of the Amended Facility contains two, one-year extension options. The Amended Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, the lenders have the right to terminate its obligations under the Amended Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
As of December 31, 2012, the balance under the Credit Facility was $26.0 million. This balance was repaid in full in January 2013. There were no advances outstanding as of September 30, 2013. The Company's unused borrowing capacity was $185.6 million, based on the assets assigned to the Amended Facility as of September 30, 2013. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2013, the Company was in compliance with the financial covenants under the Amended Facility agreement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 7 — Mortgage Notes Payable
 The Company's mortgage notes payable as of September 30, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2013	December 31, 2012			Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana	1	$2,155	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Plaza (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation Facility - Phoenix (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation Hospital - Dallas (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Global Rehabilitation Hospital (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional Medical Center	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North Medical Office Building	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Medical Center	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation Hospital-Houston (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Mercy Health Plaza	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Office Building	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe Medical Office Building	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Pacific Northwest Senior Living Facility Portfolio	1	3,137	—	7.48%		Fixed	Jan. 2031
Pelican Pointe - Pacific Northwest Senior Living Facility Portfolio	1	12,507	—	5.16%		Fixed	Apr. 2022
Fayetteville Community Hospital	1	7,028	—	5.18%		Fixed	Sep. 2015
Anderson - Benton House Senior Living Facility Portfolio	1	8,182	—	4.86%		Fixed	Dec. 2018
Covington - Benton House Senior Living Facility Portfolio	1	8,150	—	5.26%		Fixed	May 2019
Total	26	$239,067	$200,095	5.05%	(3)
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

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2013:

(In thousands)	Future Principal Payments
October 1, 2013 — December 31, 2013	$185
2014	762
2015	113,683
2016	20,239
2017	74,715
Thereafter	29,483
$239,067
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of September 30, 2013 and December 31, 2012, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013
Interest rate swaps	$—	$(376)	$—	$(376)
Investment securities	$16,584	$—	$—	$16,584
December 31, 2012
Interest rate swaps	$—	$(643)	$—	$(643)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable and premiums, net	3	$242,069	$245,620	$202,998	$209,906
Credit facility	3	$—	$—	$26,000	$26,000
Note payable	3	$—	$—	$2,500	$2,851
The fair value of the mortgage notes payable and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
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
September 30, 2013
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
As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	September 30, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of September 30, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(376)	$(643)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(139)	$(206)	$83	$(610)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(62)	$(60)	$(183)	$(166)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2013	$(376)	$—	$(376)	$—	$—	$(376)
December 31, 2012	$(643)	$—	$(643)	$—	$—	$(643)
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
As of September 30, 2013, the fair value of derivatives in a liability position related to these agreements was $0.4 million. As of September 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at September 30, 2013.
Note 10 — Common Stock
As of September 30, 2013 and December 31, 2012, the Company had 178.8 million and 55.6 million shares of common stock outstanding, including DRIP issuances, from total proceeds of $1.8 billion and $553.0 million, respectively.
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
The following table reflects the number of shares repurchased under the Company's Share Repurchase Program cumulatively through September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Nine months ended September 30, 2013 (1)	67	204,561	9.75
Cumulative repurchase requests as of September 30, 2013 (1)	97	319,163	$9.78
_____________________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 63,867 shares at an average price per share of $9.70, which were approved for repurchase as of September 30, 2013 and completed in October 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 — December 31, 2013	$95
2014	338
2015	345
2016	351
2017	358
Thereafter	16,558
$18,045
Purchase Commitments
In July 2013, the Company entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of September 30, 2013, the Company has funded $1.7 million and $4.8 million for the land and construction in progress, respectively.
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 12 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of September 30, 2013 and December 31, 2012.
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

	Three Months Ended			Nine Months Ended		Payable as of
	September 30,			September 30,		September 30,	December 31,
(In thousands)	2013		2012	2013	2012	2013	2012
Total commissions and fees incurred from the Dealer Manager	$(48)	(1)	$10,970	$117,377	$26,315	$—	$625
_____________________________

(1)
During the three months ended September 30, 2013, the Company received reimbursement of selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.

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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$—	$4,057	$1,901	$7,143	$—	$73
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
September 30, 2013
(Unaudited)

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
In connection with providing strategic advisory services related to certain portfolio acquisitions, the Company has entered into arrangements in which the investment banking division of the Dealer Manager receives a transaction fee of 0.25% of the Transaction Value for such portfolio acquisition transactions. Pursuant to such arrangements to date, the Transaction Value has been defined as: (i) the value of the consideration paid or to be paid for all the equity securities or assets in connection with the sale transaction or acquisition transaction (including consideration payable with respect to convertible or exchangeable securities and option, warrants or other exercisable securities and including dividends or distributions and equity security repurchases made in anticipation of or in connection with the sale transaction or acquisition transaction), or the implied value for all the equity securities or assets of the Company or acquisition target, as applicable, if a partial sale or purchase is undertaken, plus (ii) the aggregate value of any debt, capital lease and preferred equity security obligations (whether consolidated, off-balance sheet or otherwise) of the Company or acquisition target, as applicable, outstanding at the closing of the sale transaction or acquisition transaction), plus (iii) the amount of any fees, expenses and promote paid by the buyer(s) on behalf of the Company or the acquisition target, as applicable. Should the Dealer Manager provide strategic advisory services related to additional portfolio acquisition transactions, the Company will enter into new arrangements with the Dealer Manager on such terms as may be agreed upon between the two parties.
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
The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of September 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2013, the board of directors approved the issuance of 166,600 and 441,735 Class B units, respectively, to the Advisor in connection with this arrangement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2013		2012		2013		2012		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements, net(1)	$697	$—	$1,678	$—	$3,577	$—	$4,517	$—	$(4,670)	$143
Transaction fee	306	—	—	—	306	—	—	—	306	—
Financing coordination fees	7,784	—	644	—	7,942	—	1,382	—	—	—
Other expense reimbursements	—	—	81	—	19	—	133	—	—	—
Ongoing fees:
Asset management fees(2)	—	—	371	387	—	—	987	597	—	—
Property management and leasing fees	—	370	—	130	—	861	—	271	—	—
Transfer agent and other professional fees	621	—	—	—	847	—	—	—	202	—
Strategic advisory fees	—	—	—	—	920	—	—	—	—	—
Distributions on Class B Units	63	—	—	—	117	—	—	—	—	—
Total related party operation fees and reimbursements	$9,471	$370	$2,774	$517	$13,728	$861	$7,019	$868	$(4,162)	$143
_____________________________

(1)
In September 2013, the Advisor elected to reimburse the Company $4.7 million for acquisition expenses and legal reimbursements incurred. This receivable due from the Advisor to the Company as of September 30, 2013 was paid in November 2013.

(2)
Effective October 1, 2012, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three and nine months ended September 30, 2013 or 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including asset management and property management fees. Because the Advisor and the Property Manager waived certain fees, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. There were no such general and administrative costs absorbed by the Advisor for three months ended September 30, 2013. For the nine months ended September 30, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. There were no general and administrative costs absorbed by the Advisor during the three and nine months ended September 30, 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The Company did not have a receivable due from the Advisor related to the absorbed general and administrative costs as of September 30, 2013. As of December 31, 2012, the Company had a receivable of $0.2 million due from the Advisor related to absorbed general and administrative costs as presented on the accompanying consolidated balance sheets.
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and 50% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three and nine months ended September 30, 2013 or 2012.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return, but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and nine months ended September 30, 2013 or 2012.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during three and nine months ended September 30, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
The investment banking division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. No such amounts were incurred during three and nine months ended September 30, 2013 or 2012.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 13 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates and entities under common ownership with our Advisor, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 14 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is fixed at $10.00 per share. Once the Company begins calculating a fair market value of the common stock, the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2013 and December 31, 2012, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the nine months ended September 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	16,800	$9.46
Granted	9,000	9.00
Vested	(3,600)	9.33
Forfeitures	—	—
Unvested, September 30, 2013	22,200	$9.27

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The fair value of the restricted shares, based on the price per share in the IPO, excluding commissions, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $13,000 and $9,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. Compensation expense related to restricted stock was approximately $31,000 and $19,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Nine Months Ended September 30,
	2013	2012
Shares issued in lieu of cash	1,667	7,194
Value of shares issued in lieu of cash (in thousands)	$15	$65
Note 15 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to stockholders (in thousands)	$(5,475)	$(2,061)	$(12,339)	$(6,941)
Basic and diluted weighted average shares outstanding	178,231,121	28,039,573	142,163,876	18,634,509
Basic and diluted net loss per share attributable to stockholders	$(0.03)	$(0.07)	$(0.09)	$(0.37)
The Company had the following common stock equivalents as of September 30, 2013 and 2012, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2013	2012
Unvested restricted stock	22,200	16,800
OP Units	202	202
Class B units	441,735	—
Total common stock equivalents	464,137	17,002
Note 16 – Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of September 30, 2013 and December 31, 2012, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of September 30, 2013		Distributions
		Net	Non-Controlling	Net Real Estate Assets Subject to	Mortgage Notes Payables Subject to	Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	Investment Amount	Ownership Percentage	Investment Agreement	Investment Agreement	2013	2012	2013	2012
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	$2,000	20%	$32,061	$24,850	$41	$41	$122	$126
Odessa Regional Medical Center	Dec. 2011	33	1%	6,707	4,047	—	—	4	—
Methodist North Medical Office Building	Dec. 2011	111	1%	22,952	13,544	—	—	12	—
University of Wisconsin Medical Center	Mar. 2012	2,300	25%	8,816	5,039	47	47	140	149
Total		$4,444		$70,536	$47,480	$88	$88	$278	$275
Note 17 — Segment Reporting
During the nine months ended September 30, 2013, the Company operated in two reportable business segments for management and internal financial reporting purposes: medical office buildings and senior living facilities. The Company did not own any senior living facilities and only operated in the medical office buildings segment during the three and nine months ended September 30, 2012.
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
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to senior living facilities. Generally, to qualify as a REIT, we cannot directly operate senior living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the senior living facilities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred $0.4 million in federal and state income taxes for both the three and nine months ended September 30, 2013, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company purchased its first senior living facility in November 2012 and owned five senior living facilities as of December of 2012. As of September 30, 2013, the Company owns and operates 22 senior living facilities through TRS subsidiaries. As of September 30, 2013, the Company owns one additional senior living facility that is included in the medical office building segment because it is leased and operated by a third party. The following tables reconciles the segment activity to consolidated net income for the three and nine months ended September 30, 2013:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
(In thousands)	Medical Office Buildings	Senior Living Facilities	Consolidated	Medical Office Buildings	Senior Living Facilities	Consolidated
Revenues:
Rental income	$16,073	$13,212	$29,285	$42,906	$23,251	$66,157
Operating expense reimbursements	2,859	—	2,859	7,522	—	7,522
Resident services and fee income	—	2,003	2,003	—	3,083	3,083
Total revenues	18,932	15,215	34,147	50,428	26,334	76,762

Property operating and maintenance	3,472	10,468	13,940	8,892	17,684	26,576
Net operating income	$15,460	$4,747	$20,207	$41,536	$8,650	$50,186
Acquisition and transaction related			3,107			7,858
General and administrative			1,429			2,928
Depreciation and amortization			17,140			41,548
Interest expense			4,350			10,754
Income from investments			(317)			(561)
Other income			(37)			(48)
Net income attributable to non-controlling interests			10			46
Net loss attributable to stockholders			$(5,475)			$(12,339)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(In thousands)	2013	2012
Assets
Investments in real estate:
Medical office buildings	$1,066,401	$571,078
Senior living facilities	296,491	85,249
Total reportable segments, net	1,362,892	656,327
Cash and cash equivalents	308,911	13,869
Restricted cash	1,244	127
Investment securities, at fair value	16,584	—
Receivable for sale of common stock	—	6,943
Prepaid expenses and other assets	19,445	5,826
Due from affiliate	4,670	190
Deferred costs, net	21,887	7,386
Total assets	$1,735,633	$690,668
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2013 to November 13, 2013:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio as of September 30, 2013	103	5,108,682	$1,409,404
Acquisitions	5	366,402	106,129
Total portfolio as of November 13, 2013	108	5,475,084	$1,515,533
________________________
(1)    Contract purchase price, excluding acquisition related costs.
Property Damages
On October 20, 2013, an electrical transformer malfunctioned at the Company's Cancer Care Partners property located in Mishiwaka Indiana, resulting in significant electrical damage within a portion of the building. Pursuant to the tenant's lease agreement, if the Company estimates that the amount of time to substantially complete repairs and restoration will exceed 270 days, the tenant has the right to terminate the lease within 20 days of the Company's notice of its estimate of substantial completion. The Company and tenant are currently in the process of estimating the cost and time to substantially repair and restore the property. While the Company believes the tenant's property and other insurance will significantly defray the cost of fixing any damage and compensating the Company for any loss, there can be no assurance that such insurance will be sufficient to compensate the Company for construction costs or lost revenue. The Company has not received notice of termination. The total annualized straight-line rental income from the property represents 1.2% of the Company's total annualized straight-line rental income as of September 30, 2013. While losses and expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated unaudited financial statements for the quarter ended September 30, 2013.

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

Overview
We were incorporated on August 23, 2010, as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95% of the offering price in our IPO.
On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, we completed the issuance of the 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of September 30, 2013, we had 178.8 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of September 30, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of September 30, 2013, we owned 103 properties with an aggregate purchase price of $1.4 billion, comprised of 5.1 million rentable square feet.
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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to: (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.
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
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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

Properties
The Company acquires and operates medical office buildings and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy		Remaining Lease Term (1)
Texarkana	Jun. 2011	1	18,268	100.0%		7.6
DaVita Dialysis, Marked Tree	Jun. 2011	1	4,596	100.0%		8.1
DaVita Dialysis, Rockford	Jul. 2011	1	7,032	100.0%		7.6
Carson Tahoe Specialty Medical Plaza	Sep. 2011	3	154,622	100.0%		4.4
Durango Medical Plaza	Sep. 2011	1	73,094	74.3%		6.2
CareMeridian Rehabilitation Facility - Phoenix	Sep. 2011	1	13,500	100.0%		10.8
Reliant Rehabilitation Hospital - Dallas	Nov. 2011	1	64,600	100.0%		21.9
Global Rehabilitation Hospital	Nov. 2011	1	40,828	100.0%		11.3
Spring Creek Medical Plaza	Nov. 2011	1	22,345	100.0%		8.0
Odessa Regional Medical Center	Dec. 2011	1	39,220	100.0%		9.7
Methodist North Medical Office Building	Dec. 2011	1	73,302	100.0%		11.4
Cooper Health Medical Office Building	Dec. 2011	1	11,000	100.0%		6.6
2011 Acquisitions		14	522,407	96.4%		11.4
Village Healthcare Center	Jan. 2012	1	7,750	100.0%		11.3
Biolife Plasma Services	Jan. 2012	1	15,000	100.0%		7.4
University of Wisconsin Medical Center	Mar. 2012	1	31,374	100.0%		8.0
Carson Tahoe Medical Office Building	Mar 2012	1	38,426	82.1%		6.5
Henry Ford Dialysis Center	Mar. 2012	1	10,100	100.0%		10.0
Mercy Health Plaza	Apr. 2012	1	42,430	100.0%		8.6
East Pointe Medical Office Building	Apr. 2012	1	34,500	100.0%		9.8
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%		9.6
Reliant Rehabilitation Hospital - Houston	May 2012	1	65,000	100.0%		23.6
PAPP Clinic	May 2012	1	31,213	100.0%		8.2
Unitron Hearing Building	May 2012	1	81,927	100.0%		7.3
Cooper Health Medical Office Building II	May 2012	1	16,314	100.0%		8.6
Fresenius Medical Center	May 2012	1	18,149	100.0%		12.0
Sunnyvale Medical Plaza	May 2012	1	48,910	88.3%		5.9
Texas Clinic at Arlington	May 2012	1	66,824	100.0%		4.8
Pinnacle Health	Jun. 2012	1	52,600	100.0%		6.8
Cancer Care Partners	Jun. 2012	1	63,000	100.0%		12.3
Aurora Health Care Portfolio	Jul. 2012	3	226,046	100.0%		8.3
Baylor Institute for Rehabilitation at Fort Worth	Aug. 2012	1	40,000	100.0%		10.4
Bronson Lake View	Sep. 2012	1	100,321	100.0%		7.8
Benton House Senior Living Facility Portfolio(2)	Nov. 2012 & Dec. 2012	5	317,802	90.7%		N/A
Beverly Center	Nov. 2012	1	59,345	100.0%		9.5
Rush Copley Building I	Nov. 2012	1	79,344	100.0%		8.0
CareMeridian La Mesa	Dec. 2012	1	9,000	100.0%		14.1
Blue Ridge Medical Building	Dec. 2012	1	23,277	100.0%		8.8
16 N. Scotland Ave.-Northeast MOB	Dec. 2012	1	53,229	100.0%		11.7
Michiana - Mishawaka	Dec. 2012	1	49,410	100.0%		16.8
Cancer Center at Metro Health Village	Dec. 2012	1	21,502	100.0%		9.2
Rush Copley Building II	Dec. 2012	1	80,744	92.1%		6.3
North Valley Orthopedic	Dec. 2012	1	17,608	100.0%		12.8
2012 Acquisitions		36	1,706,870	98.6%	(3)	10.3
Scott & White Medical Office Building	Feb. 2013	1	14,974	100.0%		8.9
Salem Medical Group	Mar. 2013	1	9,350	100.0%		8.7

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy		Remaining Lease Term (1)
Northside East Cobb Medical Campus	Mar. 2013	3	68,447	99.1%		6.2
Rex Wellness Center	Mar. 2013	1	30,000	100.0%		9.9
Pacific Northwest Senior Living Facility Portfolio(2)	Mar. 2013 & May 2013	5	259,647	97.6%		N/A
Lakeview Terrace Memory Care Residence	Apr. 2013	1	25,971	100.0%		14.5
Crystal Lakes Medical Arts Building	Apr. 2013	1	62,588	92.6%		7.0
Midlothian Medical Office Building	May 2013	1	51,183	96.9%		6.4
Advocate Good Shepard Medical Pavilion	May 2013	1	68,318	58.3%		5.6
Dakota Ridge Medical Center	May 2013	1	62,202	52.0%		3.9
Spectrum Health West Pavilion	May 2013	1	52,898	100.0%		8.3
Memorial Hermann Medical Office Building	Jun. 2013	1	30,000	100.0%		9.3
University of California - Davis Medical Office Building	Jun. 2013	2	36,911	100.0%		10.0
Wyndrest Assisted Living Community (2)	Jul. 2013	1	35,059	82.5%		N/A
Fayetteville Community Hospital	Jul. 2013	1	62,016	100.0%		7.1
Benton House Senior Living Facility Portfolio (2)	Jul. & Aug. 2013	2	94,818	89.8%		N/A
Arbor Senior Living Facility Portfolio (3)	Jul. 2013	6	307,360	92.0%		N/A
Pacific Northwest Senior Living Facility Portfolio (2)	Aug. 2013	3	173,372	92.4%		N/A
Via Christi Clinic	Aug. 2013	1	32,540	100.0%		5.2
United Healthcare Portfolio	Sep. 2013	4	610,670	100.0%		7.8
Athens Medical Complex	Sep. 2013	2	55,752	100.0%		9.9
Restora Hospital Portfolio	Sep. 2013	2	96,000	100.0%		15.8
Buckeye Medical Center	Sep. 2013	1	38,734	100.0%		12.6
Lutheran Medical Arts Building	Sep. 2013	1	45,858	92.4%		4.3
DuPont Medical Office Building	Sep. 2013	1	60,325	85.3%		6.3
Crozer Keystone Portfolio	Sep. 2013	3	259,716	100.0%		16.0
Aventura Medical Plaza	Sep. 2013	1	48,353	100.0%		3.0
Spartanburg Medical Office Building	Sep. 2013	1	64,800	98.5%		5.5
Virginia Urology Center	Sep. 2013	1	53,318	100.0%		4.9
St. Peters Rehabilitation Center	Sep. 2013	1	30,000	100.0%		10.2
North Florida Medical Park	Sep. 2013	1	38,225	78.7%		3.5
2013 Acquisitions		53	2,879,405	95.7%	(3)	9.0
Portfolio, September 30, 2013		103	5,108,682	96.8%	(3)	9.9
___________________________

(1)	Remaining lease term in years as of September 30, 2013, calculated on a weighted-average basis, as applicable.

(2)	Property or portfolio is included in our senior living facility business segment.

(3)	Total occupancy excludes occupancy of senior living facilities, which are based on the number of units rented by residents rather than the number of square feet leased.
N/A — Not applicable for senior living facilities.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of September 30, 2013, we owned 103 properties with an aggregate purchase price of $1.4 billion, consisting of 5.1 million rentable square feet.
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
We have acquired 72 properties since July 1, 2012. On July 1, 2012, we owned 31 properties (our "Same Store") with an aggregate purchase price of $346.7 million, consisting of 1.2 million rentable square feet. Accordingly, our results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 reflect significant increases in most categories.
Rental Income
Rental income increased $20.6 million to $29.3 million for the three months ended September 30, 2013 from $8.7 million for the three months ended September 30, 2012. This increase in rental income was due to our acquisition of 72 properties since July 1, 2012.

Operating Expense Reimbursements
Operating expense reimbursements increased $1.4 million to $2.9 million for the three months ended of September 30, 2013 from $1.5 million for the three months ended September 30, 2012. This increase in operating expense reimbursements was primarily due to our acquisitions since July 1, 2012, as well as an increase in property operating expenses in our Same Store. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income of $2.0 million for the three months ended of September 30, 2013 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the three months ended September 30, 2012.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $12.3 million to $13.9 million for the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012. The increase was primarily due to our property acquisitions since July 1, 2012, which resulted in an increase in property operating and maintenance expenses of $12.1 million. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Same Store property operating expense increased $0.2 million, primarily due to the write-off of rent as a result of the lease termination of a tenant in the Spring Creek Medical Office Plaza and various building repairs and maintenance completed at the Carson Tahoe Special Medical Plaza in the three months ended September 30, 2013.
Operating Fees to Affiliates
Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. During the three months ended September 30, 2012, we incurred $0.4 million in asset management fees from our Advisor. The Advisor elected to waive $0.4 million of asset management fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred asset management fees of $0.8 million, had these fees not been waived.
Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. During the three months ended September 30, 2013, we issued 166,600 Class B Units to the Advisor in connection with this arrangement.
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, we would have incurred property management fees of $0.4 million and $0.1 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of September 30, 2013 of $3.1 million primarily pertained to $7.8 million of acquisition and transaction related costs to purchase 33 properties with an aggregate purchase price of $536.5 million, partially offset by the reimbursement from our Advisor of $4.7 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related costs for the three months ended September 30, 2012 of $1.8 million related to our acquisition of five properties with an aggregate purchase price of $109.4 million.
General and Administrative Expenses
General and administrative expenses increased $1.2 million to $1.4 million for the three months ended September 30, 2013 from $0.2 million for the three months ended September 30, 2012. This increase was primarily due to higher professional and legal fees, directors' and officers' insurance and federal and state income taxes to support our larger medical office and senior living facility portfolio and number of stockholders.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $11.5 million to $17.1 million for the three months ended September 30, 2013 from $5.6 million for the three months ended September 30, 2012. This increase relates to the acquisition of 72 properties since July 1, 2012, which resulting in an increase in depreciation and amortization expense of $11.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Same Store depreciation and amortization expense decreased $0.1 million due to prior period write-offs of intangible assets related to a tenant termination at the Spring Creek Medical Office Plaza.
Interest Expense
Interest expense increased $1.8 million to $4.4 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012. Interest expense related to mortgage notes payable increased by $0.8 million as a result of a higher average balance outstanding of $231.2 million during the three months ended September 30, 2013, compared to the $180.3 million during the three months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $1.0 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due to higher non-usage fees and the increased amortization of deferred financing costs associated with the amendments, partially offset by the decrease in interest expense related to lower average outstanding advances. There were no advances outstanding during the three months ended September 30, 2013, compared to the $11.5 million average advance outstanding during the three months ended September 30, 2012.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
Income from investments for the three months ended September 30, 2013 of $0.3 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the three months ended September 30, 2012.
Net Income Attributable to Non-Controlling Interests
 Net income attributable to non-controlling interests was approximately $10,000 for both the three months ended September 30, 2013 and September 30, 2012, respectively, which represents the net income that is related to non-controlling interest holders.
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
We have acquired 89 properties since January 1, 2012. On January 1, 2012, we owned 14 properties (our "Same Store") with an aggregate purchase price of $164.5 million, consisting of 0.5 million rentable square feet. Accordingly, our results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 reflect significant increases in most categories.
Rental Income
Rental income increased $47.8 million to $66.2 million for the nine months ended September 30, 2013 from $18.4 million for the nine months ended September 30, 2012. This increase in rental income was due to our acquisition of 89 properties since January 1, 2012, which resulted in an increase in rental income of $47.9 million for the nine months ended September 30, 2013. Same Store rental income decreased by $0.1 million, primarily due to a tenant lease termination in the Spring Creek Medical Office Plaza. This space was leased to another tenant in June 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased $4.2 million to $7.5 million for the nine months ended of September 30, 2013 from $3.3 million for the nine months ended September 30, 2012. This increase in operating expense reimbursements was primarily due to our acquisitions since January 1, 2012, as well as property operating expenses in our Same Store. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Resident Services and Fee Income
Resident services and fee income of $3.1 million for the nine months ended of September 30, 2013 relates to services offered to residents in our senior living facilities depending on the level of care required as well as fees associated with other ancillary services. We did not own any senior living facilities and therefore did not have any resident services and fee income for the nine months ended September 30, 2012.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $23.1 million to $26.6 million for the nine months ended September 30, 2013 from $3.5 million for the nine months ended September 30, 2012. The increase was primarily due to our property acquisitions since January 1, 2012, which resulted in an increase in property operating and maintenance expense of $22.6 million for the nine months ended September 30, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Same Store property operating and maintenance expense increased by $0.5 million, primarily due to the write-off of rent as a result of the lease termination of a tenant in the Spring Creek Medical Office Plaza and various building repairs and maintenance completed at the Carson Tahoe Special Medical Plaza in the nine months ended September 30, 2013.
Operating Fees to Affiliates
Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. During the nine months ended September 30, 2012, we incurred $1.0 million in asset management fees from our Advisor. The Advisor elected to waive $0.6 million of asset management fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred asset management fees of $1.6 million, had these fees not been waived.
Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2013, we issued 441,735 Class B Units to the Advisor in connection with this arrangement.
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we would have incurred property management fees of $0.9 million and $0.3 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the nine months ended of September 30, 2013 of $7.9 million, primarily pertained to $12.6 million of acquisition and transaction related costs associated with the the purchase of 53 properties with an aggregate purchase price of $736.8 million, partially offset by the reimbursement from the Advisor of $4.7 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related costs for the nine months ended September 30, 2012 of $5.3 million, related to our acquisition of 22 properties with an aggregate purchase price of $291.7 million.
General and Administrative Expenses
General and administrative expenses were $2.9 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively, which reflects an increase of $2.5 million, primarily due to higher professional fees, directors' and officers' insurance and federal and state income taxes to support our larger real estate portfolio and number of stockholders. This increase was offset by the Advisor's absorption of $0.3 million in general and administrative expenses during the nine months ended September 30, 2013. No general and administrative expenses were absorbed by the Advisor during the nine months ended September 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $29.3 million to $41.5 million for the nine months ended September 30, 2013 from $12.2 million for the nine months ended September 30, 2012. This increase relates to the acquisition of 89 properties since January 1, 2012, which resulted in an increase in depreciation and amortization of $27.6 million for the nine months ended September 30, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Same Store depreciation and amortization expense increased by $1.7 million, primarily due to the write-off of tangible and intangible assets related to the lease termination of a tenant in the Spring Creek Medical Office Plaza.

Interest Expense
Interest expense increased $4.7 million to $10.8 million for the nine months ended September 30, 2013 from $6.1 million for the nine months ended September 30, 2012. Interest expense related to mortgage notes payable increased by $2.8 million as a result of a higher average balance outstanding of $214.4 million during the nine months ended September 30, 2013, compared to the $141.6 million during the nine months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $2.0 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due to higher non-usage fees and the increased amortization of deferred financing costs associated with the amendments, partially offset by the decrease in interest expense related to lower average outstanding advances. Average outstanding advances for the nine months ended September 30, 2013 were $2.2 million, compared to the $6.1 million during the nine months ended September 30, 2012.
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
Income from Investment Securities
Income from investments for the nine months ended September 30, 2013 of $0.6 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the nine months ended September 30, 2012.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was approximately $(46,000) and $12,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively, which represents the net loss (income) that is related to non-controlling interest holders. The net loss attributable to non-controlling interests for the nine months ended September 30, 2012, primarily related to acquisition and transaction costs, which were not incurred during the nine months ended September 30, 2013.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash provided by operating activities was $29.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 includes $7.9 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $31.5 million (net loss of $12.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $43.8 million), an increase of $8.1 million in accounts payable and accrued expenses due to accrued real estate and income taxes and other accrued expenses related to our senior living facilities and an increase in deferred rent of $1.4 million. These cash inflows were partially offset by an increase in prepaid and other assets of $7.3 million, due to rent and other receivables, unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and real estate taxes, as well as an increase in due from affiliates of $4.5 million, primarily related to the Advisor's election to reimburse us for acquisition expenses and legal reimbursements incurred.
The net cash used in investing activities during the nine months ended September 30, 2013 was $729.1 million. The cash used in investing activities included $702.7 million to acquire 53 properties with an aggregate base purchase price of $736.8 million, as well as $6.6 million for the land and related construction in progress of a medical office building in Kenosha, Wisconsin, partially offset by the assumption of mortgage notes payable of $39.2 million and other liabilities of $1.5 million related to tenant deposits and improvements. The cash used in investing activities also included $6.7 million of deposits on pending real estate acquisitions, $0.3 million of capital expenditures and $19.4 million for the purchase of investment securities.
Net cash provided by financing activities of $1.0 billion during the nine months ended September 30, 2013 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $1.2 billion. This cash inflow was partially offset by payments related to offering costs of $122.3 million, payments on mortgage notes payable, the credit facility and note payable of $28.7 million, cash distributions to stockholders of $31.1 million, payments related to financing costs of $16.6 million, increases in restricted cash of $1.1 million and distributions to non-controlling interest holders of $0.3 million.

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
Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. As of September 30, 2013, we had 178.8 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, from proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. We purchased our first property and commenced our real estate operations in June 2011. As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP.
As of September 30, 2013, we owned 103 properties with an aggregate purchase price of $1.4 billion. As of September 30, 2013, we had cash and cash equivalents of $308.9 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through the remaining proceeds from our IPO, as well as proceeds from secured financings and our credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.
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

We expect to utilize the remaining proceeds from our IPO and proceeds from secured financings and our credit facility to complete future property acquisitions. On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million. On October 25, 2012, our credit facility agreement was amended to increase the commitment up to a maximum of $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. On July 24, 2013, we entered into an unsecured amended and restated credit agreement (the “Amended Facility”). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component of the Amended Facility will mature on July 24, 2018 and the revolving loan component will mature on July 24, 2016. The revolving loan component of the Amended Facility also contains two one-year extension options. As of September 30, 2013, there was no outstanding balance under the Amended Facility.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the nine months ended September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Nine months ended September 30, 2013	67	204,561	9.75
Cumulative repurchase requests as of September 30, 2013 (1)	97	319,163	$9.78
_____________________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 63,867 shares at a average price per share of $9.70, which were approved for repurchase as of September 30, 2013 and completed in October 2013.

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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)	$(3,258)	$(5,475)	$(12,339)
Depreciation and amortization attributable to stockholders	11,579	12,592	17,018	41,189
FFO	7,973	9,334	11,543	28,850
Acquisition fees and expenses (1)	2,038	2,713	3,107	7,858
Amortization of above or accretion of below market lease assets and liabilities, net (2)	67	119	160	346
Straight-line rent (3)	(990)	(1,138)	(1,322)	(3,450)
Accretion of discount/amortization of premiums	(179)	(188)	(226)	(593)
MFFO	$8,909	$10,840	$13,262	$33,011
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
During the nine months ended September 30, 2013, distributions paid to common stockholders totaled $65.4 million, inclusive of $34.3 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

During the nine months ended September 30, 2013, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$5,494		$11,663		$13,960		$31,117
Distributions reinvested	4,847		12,954		16,519		34,320
Total distributions	$10,341		$24,617		$30,479		$65,437

Source of distribution coverage:
Cash flows provided by operations (1)	$5,494	53.1%	$11,663	47.4%	$12,086	39.7%	$29,243	44.7%
Proceeds from issuance of common stock	—	—%	—	—%	1,874	6.1%	1,874	2.9%
Common stock issued under the DRIP / offering proceeds	4,847	46.9%	12,954	52.6%	16,519	54.2%	34,320	52.4%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$10,341	100.0%	$24,617	100.0%	$30,479	100.0%	$65,437	100.0%

Cash flows provided by operations (GAAP basis)	$10,055		$8,930		$10,258		$29,243
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)		$(3,258)		$(5,475)		$(12,339)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and for the nine months ended September 30, 2013 include acquisition and transaction related expenses of $2.0 million, $2.7 million, $3.1 million and $7.9 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through September 30, 2013:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	September 30, 2013
Distributions paid:
Common stockholders in cash	$39,403
Common stockholders pursuant to DRIP/offering proceeds	41,183
Total distributions paid	$80,586

Reconciliation of net loss:
Revenues	$115,814
Acquisition and transaction-related	(20,706)
Depreciation and amortization	(62,403)
Other operating expenses	(39,253)
Other non-operating expenses	(20,500)
Net income attributable to non-controlling interests	(12)
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(27,060)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 17.0% (total secured debt divided by the base purchase price of acquired real estate investments) as of September 30, 2013.
Contractual Obligations
The following table reflects contractual debt obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2013. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		October 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal on mortgage notes payable	$239,067	$185	$114,445	$94,954	$29,483
Interest on mortgage notes payable	39,391	3,010	22,878	8,586	4,917
Lease rental payments due	18,045	95	683	709	16,558
	$296,503	$3,290	$138,006	$104,249	$50,958

We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of September 30, 2013, the Company has funded $1.7 million and $4.8 million for the land and construction in progress, respectively.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify, and continue to qualify, for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally, with the exception of out taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
On July 24, 2013, we entered into the Amended Facility that allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component of the Amended Facility will mature on July 24, 2018 and the revolving loan component will mature on July 24, 2016. The revolving loan component of the Amended Facility also contains two one-year extension options. As of September 30, 2013, there was no balance under the Amended Facility, resulting in an unused borrowing capacity available of $185.6 million based on the assets assigned to the Amended Facility as of September 30, 2013.
We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin. As of September 30, 2013, we funded $1.7 million and $4.8 million for the land and construction in progress, respectively.
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
As of September 30, 2013, our debt included fixed-rate secured mortgage financings with a carrying value of $242.1 million and a fair value of $245.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $15.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $16.6 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Our cash flows provided by operations were $29.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we paid distributions of $65.4 million, of which $29.2 million was funded from cash flows from operations and $36.2 million, or 55.3%, was funded from proceeds from common stock and common stock issued under the DRIP. During the nine months ended September 30, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of $8.1 million, as reflected on the consolidated statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2013, there would have been $8.1 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2013.
On February 18, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $1.5 billion of common stock, consisting of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock.
On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, we completed the issuance of the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we the closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of September 30, 2013, we have issued 178.8 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of September 30, 2013 we had received $1.8 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Selling commissions and dealer manager fees	$117,377
Other offering costs	3,866
Total offering costs	$121,243

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Total commissions paid to the Dealer Manager	$117,377
Less:
Commissions to participating brokers	(76,668)
Reallowance to participating broker dealers	(12,419)
Net to the Dealer Manager	$28,290
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
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, we have used the net proceeds from our IPO, credit facility, and debt financings to purchase 103 properties with an aggregate purchase price of $1.4 billion.
The following table reflects the number of shares repurchased cumulatively as of December 31, 2012 and as of and for the nine months ended September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	30	114,602	$9.84
Nine months ended September 30, 2013	67	204,561	9.75
Cumulative repurchase requests as of September 30, 2013 (1)	97	319,163	$9.78
_____________________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 63,867 shares at a average price per share of $9.70, which were approved for repurchase as of September 30, 2013 and completed in October 2013.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2013

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 *	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013
3.2 (1)	Articles of Amendment and Restatement of the Company
10.33 *	Agreement for Purchase and Sale of LIM Healthcare Portfolio: 13 Properties, dated as of September 4, 2013, by and between American Realty Capital V, LLC and LaSalle Medical Office Fund II
10.34 *	Letter Agreement, dated as of September 23, 2013, between American Realty Capital V, LLC and LaSalle Medical Office Fund II
10.35*
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.36*
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.37*
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2013.