Form 10-K
period 2013-12-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2014-02-26
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-54688
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3306391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169075) on April 26, 2013, which shares were being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $1.8 billion based on a per share value of $10.00.
The number of outstanding shares of the registrant's common stock on February 14, 2014 was 181,656,916 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

FORM 10-K
Year Ended December 31, 2013

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Healthcare Advisors, LLC (the "Advisor") and entities affiliated with our Advisor. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and these conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets.

•
While we are investing the proceeds of our recent public offering ("IPO") , the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We focus on acquiring healthcare-related assets located in the United States which are subject to risks inherent in concentrating investments in the healthcare industry.

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.

•
No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid. Although we intend to list our shares for trading on a national securities exchange, there is no assurance we will satisfy the listing standards or otherwise be approved for listing.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We may be unable to obtain the financing needed to complete acquisitions or otherwise fund our general corporate needs.

•	We may not generate cash flows sufficient to pay our distributions to stockholders.

•	We may not be able to acquire properties meeting our investment objectives.

•	We are obligated to pay fees that could be substantial to our Advisor and its affiliates.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act of 1940, as amended.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business
Business Overview
We invest primarily in real estate serving the healthcare industry in the United States. We own a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, we selectively invest across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of December 31, 2013, we owned 114 properties located in 27 states with an aggregate purchase price of $1.6 billion, comprised of 5.8 million rentable square feet.
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, (the "OP"). We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis.
On April 26, 2013, we closed our IPO following the successful achievement of our target equity raise, including the shares reallocated from our Distribution Reinvestment Plan ("DRIP"). As of December 31, 2013, we had 180.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. We continue to issue shares to participants in our DRIP. There is no established trading market for our shares of common stock, although our board has announced that it intends to file an application to list our common stock on a national securities exchange.
Healthcare Industry
Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2012 - 2022 report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 6.1% in 2014 and 5.8% in 2015; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2015 through 2022, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 18.3% of U.S. GDP in 2014. This growth in expenditures has led to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was the largest industry in the United States in 2010 providing nearly 14 million jobs. While total U.S. employment dropped by over 2% between 2000 and 2010, healthcare employment grew by more than 25% during the same period. The Bureau of Labor Statistics estimates that healthcare sector employment is projected to grow from over 14 million jobs in 2010 to nearly 18.3 million jobs in 2020, an increase of 30%, compared to only 13% growth for jobs in all other employment sectors. Of the approximately 4.3 million new healthcare jobs expected between 2010 and 2020, 63% are projected to arise in ambulatory settings (offices of health practitioners, home health, and other non-institutional settings) with office employment projected to increase by nearly 1.4 million jobs and hospital employment projected to increase by over 940,000 jobs between 2010 and 2020. We believe the continued growth in employment in the healthcare industry, and in particular the ambulatory sector, will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.
In addition to the growth in national health expenditures and corresponding increases in employment in the healthcare sector, the nature of healthcare delivery continues to evolve due to the impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among healthcare providers and increased incentives on these providers to develop more efficient real estate solutions in order to enhance the delivery of quality healthcare. In particular, we believe the following factors and trends are creating an attractive environment in which to invest in healthcare properties.
Demographics
The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.
We believe that this aging of the population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings and seniors housing communities and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to U.S. Census Bureau figures, the U.S. population aged 65 and older is expected to double over the next 25 years. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that with the arrival of healthcare reform in the United States, we will experience a significant increase in the demand for medical services.

Portfolio Summary
The following table summarizes our portfolio of properties as of and for the year ended December 31, 2013:

Asset Type	Number of Properties	Rentable Square Feet	Base Purchase Price (1)	Base Purchase Price %	Annualized Rental Income (2)	Annualized Rental Income %
			(In thousands)		(In thousands)
Medical office and outpatient	65	2,860,950	$803,820	49.0%	$65,146	33.4%
Seniors housing	28	1,627,898	461,810	28.1%	96,867	49.7%
Hospitals, post-acute care and other	21	1,341,423	375,175	22.9%	32,915	16.9%
Total	114	5,830,271	$1,640,805	100.0%	$194,928	100.0%
_________________
(1) Contract purchase price, excluding acquisition related costs. Total base purchase price excludes $1.8 million related to the purchase of an undeveloped land parcel in July 2013.
(2) Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
In constructing our portfolio, we are committed to a strategy dedicated to diversification of tenancy and geography. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2013:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet
		(In thousands)
Northeast	9	$8,697	432,209
South	49	101,693	2,163,482
Midwest	31	42,665	2,013,743
West	25	41,873	1,220,837
Total	114	$194,928	5,830,271
_________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Business Strategy
We seek to protect and enhance our stockholders' value by creating stable, reliable and growing income streams generated through the ownership of a balanced and diversified portfolio of healthcare real estate. Our investment strategy is guided by three core principles: (1) maintaining a balanced, well diversified portfolio of high quality assets; (2) pursuing accretive and opportunistic investment opportunities; and (3) maintaining a strong and flexible capital structure.
Maintaining a Balanced, Well Diversified Portfolio of High Quality Assets
We seek balance and diversity within our portfolio. This extends to tenancy, geography, operator/managers and payors within our investment focus of medical office buildings and seniors housing communities. However, we may also invest in various other properties that serve as part of the healthcare delivery system, including healthcare providers, payors, researchers, pharmaceutical firms and manufacturers.

Medical Office Building and Outpatient Facilities
As of December 31, 2013, we owned 65 MOBs and outpatient facilities totaling 2.9 million square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and ambulatory-surgery operating rooms. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction.

There are a variety of types of MOBs: on campus, off campus, affiliated and unaffiliated. On campus MOBs are physically located on or in close proximity to a hospital's campus. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Owners of off campus MOBs generally have full control over leasing and operating decisions. Tenant demand for off campus MOBs is not impacted by an adjacent hospital and competitive new supply presents greater risk. Affiliated MOBs may be located on campus or off campus but are affiliated with a hospital system. In some respects, affiliated MOBs are similar to an on campus MOB because the hospital relationship drives tenant demand and retention. Finally, unaffiliated MOBs are buildings that are not affiliated with any hospital or health system but may contain physician offices and other healthcare services. We favor affiliated MOBs versus unaffiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system.
Seniors Housing Communities
At December 31, 2013, we owned 28 seniors housing communities under long-term leases or a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA"), as described below. Our seniors housing communities include independent living, assisted living and memory care. These communities cater to different segments of the elderly population based upon their personal needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living and independent living units.
Assisted Living Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that offers a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2013, our senior housing assets included 1,568 assisted living units and 439 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living. However, in some of our facilities, residents have the option to contract for these services. At December 31, 2013, our senior housing assets included 147 independent living units.

Hospitals, Post-Acute Care and Other Facilities
Our hospitals, post-acute and other facilities are leased to tenants that provide healthcare services and/or support the healthcare industry. At December 31, 2013, we owned twenty-one hospitals, post-acute and other facilities. These facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an out-patient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.

The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than approximately 10% of total annualized rental income for all portfolio properties on a straight-line basis for the fiscal years ended December 31, 2013, 2012 and 2011:

	December 31,
Tenant	2013	2012	2011
UnitedHealth Group Incorporated	9.9%	*	*
Reliant Rehabilitation	*	9.6%	22.9%
Carson Tahoe Regional Healthcare	*	*	11.4%
Global Rehabilitation Hospital	*	*	10.1%
_________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all tenants as of the period specified.

Pursuing Accretive and Opportunistic Investment Opportunities
Depending upon market conditions, we believe that new investments will be available in the future which will be accretive to our earnings and will generate attractive returns to our stockholders. We invest in medical office buildings, seniors housing and certain other healthcare real estate primarily through acquisitions, although we may also do so through development and joint venture partnerships. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor's/partner's management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building, its age and location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed at the time of the acquisition and the anticipated sources of repayment of any existing debt that is not to be assumed at the time of the acquisition.
We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for senior housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal asset managers actively manage and monitor the medical office building portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.
Primary Investment Focus
We have invested, and expect to continue investing, primarily in MOBs and seniors housing communities. In addition we may invest in facilities leased to hospitals, rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. We generally acquire fee interests in the properties (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We may also acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity.
We have, and may in the future, enter into management agreements with healthcare operators to manage communities that are placed in a structure permitted by RIDEA. Under the provisions of RIDEA, a REIT may lease "qualified healthcare properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.

A smaller part of our business involves originating or acquiring real estate loans with respect to the same types of properties in which we may invest directly. Likewise, we may invest in securities of non-majority owned, publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. For example, we may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire these securities. We may also originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans unsecured loans.
Maintaining a Strong and Flexible Capital Structure
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with our board of directors. We are focused on maintaining a conservative credit profile. For short-term purposes, we may borrow from our primary unsecured line of credit arrangement. We replace these borrowings with long-term capital such as senior secured or unsecured notes or other forms of longer term financing. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In our agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness. As of December 31, 2013, our aggregate borrowing totaled $259.3 million, equal to 15.8% of the aggregate purchase price of our portfolio.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2011. We intend to continue operating in such a manner to qualify for taxation as a REIT.
Competition
The market for MOBs, seniors housing and other healthcare-related real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, locate tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors, investment banking firms and other entities. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.
Healthcare Regulation
Overview
The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management. We may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities all of which could materially impact the business and operations of our tenants and therefore our business. Efforts by third-party payors, such as the government-sponsored Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) and are expected to intensify and continue. Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees.
Licensure, Certification and Certificate of Need ("CON")
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, such as the government-sponsored Medicare and Medicaid programs and private insurance carriers. Participation in the Medicare and Medicaid programs generally requires the operators of a healthcare facility to be licensed and certified. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect an operator's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.

Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services ("HHS") relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
Skilled nursing facilities and hospitals are also subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, and investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator's revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us.
Fraud and Abuse Enforcement
Various federal and state laws and regulations prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal healthcare program, including Medicare and Medicaid;

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred as the "Stark Law"), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs);

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts; and

•
The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as "HIPAA"), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operations to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.
Many states have adopted laws similar to or more expansive than the federal anti-fraud and abuse laws. Many states have also adopted laws that increase patient protections, such as minimum staffing levels, criminal background checks, and limited use and disclosure of patient specific health information.
In the ordinary course of their business, the operations at our properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts accompanied by an increased pressure to eliminate government waste has led to a significant increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud through qui tam lawsuits filed by whistleblowers has also increased.
Violations of federal or state law by an operator of our properties could have a material adverse effect on the operator's liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.

Reimbursement
The Patient Protection and Affordable Care Act (the "Affordable Care Act") enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies. The Affordable Care Act, among other things, reduced the inflationary market based increase included in standard federal payment rates for inpatient and outpatient hospital services, long-term care hospitals and inpatient rehabilitation facilities. In addition, under the Affordable Care Act, long-term acute care hospitals and inpatient rehabilitation facilities are subject to a rate adjustment to the market basket increase to reflect improvements in productivity.
Federal and state budget pressures also continue to escalate, and in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits.
We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators, which, in turn, could have a material adverse effect on us. See "Risk Factors — Risks Arising from Our Business. A reduction in Medicare payment rates may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us" and "Risk Factors — Risks Arising from Our Business — Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability or our tenants and hinder their ability to make rent payments to us" included in Item 1A of this Annual Report on Form 10-K.
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property's value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot assure you that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2013 and do not expect that we will be required to make any such material capital expenditures during 2014.
Employees
As of December 31, 2013, we had no direct employees. The employees of American Realty Capital Healthcare Properties, LLC (the "Property Manager") and of the Advisor and other affiliates and entities under common control with our Advisor perform a full range of real estate and other administrative services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates atwww.thehealthcarereit.com or www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
The occurrence of any of the risks discussed herein could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Risks Related to Our Properties and Operations
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, senior housing communities, select hospitals and post-acute/ skilled nursing facilities. The competition may significantly increase the price we pay and reduce the returns which we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition:

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on our Advisor to acquire properties on our behalf. Because the management personnel of our Advisor are also engaged in the process of acquiring properties for other entities formed and managed by affiliates of our Advisor, including American Realty Capital Healthcare Trust II, Inc., we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Healthcare facilities in general and medical office buildings in particular tend to be specifically suited for the particular needs of its tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.

Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
In addition, applicable provisions of the Code impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of or refinancing a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.
There is no public trading market for our shares and there may never be one.
Our shares are not listed on a national securities exchange and there currently is no established trading market for our shares and no assurance that one will develop. Even though we intend to file an application to list our shares on a national securities exchange, there is no assurance that our shares will in fact be listed or of the price at which the shares would trade or the volume that would develop. Unless our shares are listed, purchasers in so-called secondary market transactions must satisfy applicable suitability and minimum purchase standards and the sale must not violate state securities laws. Those requirements may further limit the ability of stockholders to sell shares.
We or our Advisor may be unable to obtain key personnel.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Thomas P. D'Arcy and W. Todd Jensen. We cannot guarantee that all, or any particular one of these key personnel, will remain affiliated with our Advisor or become our employees if we become self-managed by internalizing the functions performed by our Advisor. We do not separately maintain key person life insurance on Messrs. D'Arcy and Jensen, or any other person. Failure to retain these key employees or the Advisor's failure to hire and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment objectives, lessen or eliminate the benefits of becoming self-managed and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Further, because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.
We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund distributions. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. Distributions funded from anything other than cash flow from operations reduces the amount of capital available to invest in properties and other permitted investments.

Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes may impact our profitability and ability to realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2013, UnitedHealth Group Incorporated, Reliant Rehabilitation and Aurora Health Care represented 9.9%, 6.7% and 5.1%, respectively, of our annualized rental income on a straight-line basis. The financial failure or an adverse change in the tenant's financial condition or credit rating of any of these tenants would, therefore, likely have a material adverse effect on our results of operations and our financial condition and the value of our investments.
The location of our properties is concentrated in five states. Thus, our properties may be adversely affected by economic cycles and risks inherent to those states.
For the year ended December 31, 2013, our annualized rental income on a straight line basis was concentrated in the following states:

State	Percentage of Straight-Line Rental Income
Florida	10.2%
Georgia	18.2%
Illinois	5.8%
Oregon	10.3%
Texas	14.0%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

•	business layoffs, downsizing or relocations;

•	industry slowdowns;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to pay distributions.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tennant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages, and it is unlikely we would receive any payments from the tenant.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available to pay distributions.
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re- characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We may suffer losses that are not covered by insurance or that are in excess of insurance coverage.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. There are also certain types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Also, insuring against potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. These insurance policies may or may not be available, or available at reasonable cost. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
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

State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We may be required to spend substantial sums defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We are currently party to two joint ventures and may enter into other partnerships and co-ownership arrangements (including preferred equity investments). We may not be in a position to exercise sole decision-making authority regarding such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting and have jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
Healthcare Industry Risks
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Some our tenants rely on payments or reimbursements from government-funded healthcare programs such as the Medicare and Medicaid programs. Others rely on private insurance carriers and health maintenance organizations, among others. Efforts by these payors to control or reduce healthcare costs have intensified in recent years and will likely continue. Our tenants will likely continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs, which would impact their ability to make lease payments to us.
A reduction in Medicare payment rates may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by CMS, contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
Physician reimbursement under Medicare has been subject to the threat of a pay cut of over 20% due to the Sustainable Growth Rate formula ( "SGR") enacted by the Balanced Budget Act of 1997. Congress has repeatedly delayed the pay cut through temporary legislative fixes. On February 6, 2014, a bipartisan bill was introduced in the House of Representatives that would repeal SGR and provide for an annual rate increase of 0.5% through 2018. However, should the bill fail to pass, physician reimbursement would continue to require congressional action to eliminate or delay the SGR pay cut. Should the SGR pay cut go into effect, the financial impact on certain of our tenants could restrict their ability to make rent payments to us.
On July 29, 2011, the CMS announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012, with only an increase of 1.8%, or $670 million, announced for fiscal year 2013. On July 31, 2013, CMS issued a final rule providing for a net increase of only 1.3%, or $470 million, in skilled nursing facility payments in fiscal year 2014 relative to fiscal year 2013. In addition to the 2011 reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We currently own one building licensed as skilled nursing facilities. The operators of these facilities estimate that approximately 5% of patient revenue is from Medicaid or Medicare. The percentage of patient revenue received from Medicaid or Medicare for this facility may increase in the future and we may acquire other skilled nursing facility assets that rely on revenue from Medicaid or Medicare.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. All of these laws and regulations or changes in the law and regulations could negatively impact tenants' ability to make lease payments to us. For example, many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our properties or our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace served by our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' business. In certain circumstances, loss of state licensure or certification or closure of a facility could result in a tenant's loss of authority to operate the facility and require new CON authorization to re-institute operations.
Some tenants of our medical office buildings and healthcare-related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.
Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's ability to operate or to make rent payments to us.
Adverse trends in healthcare provider operations may negatively affect our lease revenues.
The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues.
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations.
The properties we own or may acquire and the tenants thereof may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities may be owned by governmental agencies and supported by tax revenues while others may be owned by nonprofit corporations and supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
Certain tenants of our healthcare facilities may become subject to claims that their services have resulted in patient injury or other adverse effects. In general, tenants of healthcare facilities have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover these losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If one of our tenants is unable to obtain or maintain insurance coverage or suffers a judgment, in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or becomes subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's ability to pay rent to us.
We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of healthcare facilities we acquire.
Operators of healthcare facilities we own or acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Tenants that operate skilled nursing facilities derive their revenues primarily from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, these tenants are subject to the potential negative effects of decreased reimbursement rates offered through these programs. Their revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses which could force a tenant to file for bankruptcy protection. The bankruptcy or insolvency of a tenant may adversely affect the income produced by the property or properties operated by the tenant.
Our tenants may also be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the healthcare industry. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could jeopardize that tenant's ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the healthcare sector, either nationally or at the state level. We cannot say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our tenants and their operations.
Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, and the business of our tenants.
In March 2010, the Affordable Care Act was enacted with the intention of reducing the number of individuals in the United States without health insurance and effecting significant other changes to the ways in which healthcare is organized, delivered and reimbursed was enacted. The complexities and ramifications of the new legislation are significant While the majority of the legislation was intended to go into effect by or before 2014, the implementation deadlines for certain provisions have been delayed, and other provisions will continue to be implemented in a phased approach through 2018.
The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the it expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, their ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants and their ability to pay rent to us.

Risks Associated with Real Estate-Related Debt and Other Investments
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to numerous risks including delinquency and foreclosure. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
In addition, the value of mortgage loan investments is impacted by changes in the value of underlying collateral (if any), interest rates, volatility and prepayment rates, among other things. For example:

•	interest rate increases will reduce the amount of payments leaving us with a debt security generating less than market yields and reducing the value of our real estate debt;

•	prepayment rates may increase if interest rates decline causing us to reinvest the proceeds in potentially lower yielding investments;

•	decreases in the collateral for a non-recourse mortgage loan will likely reduce the value of the investment even if the borrower is current on payments;

•
mezzanine loans investments may be even more volatile because, among other things, the senior lender may be able to exercise remedies that protect the senior lenders but that result in us losing our investment.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage, for example, the risk of interest rate or price changes. To the extent that we use derivative financial instruments, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.
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
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Five of the American Realty Capital-sponsored REITs, including ARC Realty Finance Trust, Inc., American Realty Capital Healthcare Trust II, Inc., American Realty Capital Trust V, Inc., Phillips Edison - ARC Grocery Center REIT II, Inc. and American Realty Capital Hospitality Trust, Inc. have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout each phase of our company with respect to, among other things, raising capital, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor face may cause our operating results and the value of our investments to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Property Manager and other affiliated entities, including the advisor and property manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders.
Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (i) allocation of new investments and management time and services between us and the other entities, (ii) our purchase of properties from, or sale of properties, to affiliated entities, (iii) the timing and terms of the investment in or sale of an asset, (iv) development of our properties by affiliates, (v) investments with affiliates of our Advisor, (vi) compensation to our Advisor, and (vii) our relationship with our Property Manager.

Our Advisor and its affiliates, including American Realty Capital Healthcare Special Limited Partner, LLC (the "Special Limited Partner"), face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of our operating partnership, our Advisor and its affiliates, including the Special Limited Partner, are entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's and its affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution the Special Limited Partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of an investment in our shares.
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
Risks Related to Corporate Structure
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisor and its affiliates in some cases.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. Similarly, this restriction further limits a stockholder's ability to sell shares.

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

Stockholders are limited in their ability to sell your shares pursuant to our share repurchase program and may have to hold shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend (in whole or in part) or terminate or reduce or increase the number of shares purchased under the share repurchase program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that limit a stockholder's ability to sell shares. Generally, the stockholder must have held the shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 90% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholder's ability to sell shares. Further, the price at which we repurchase share could be as low as 92.5% of the original purchase price for the shares less commissions and organization and offering costs associated with the shares. See "Purchase of Equity Securities by the Issuer and Affiliated Purchasers under Item 5 in Part II of this Form 10-K. Thus, the repurchase could have the effect of diluting remaining stockholders shares.
Existing stockholders' interests will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350 million shares of stock, of which 300 million shares are classified as common stock and 50.0 million are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. Except for preferred stock, all our shares may be issued in the discretion of our board of directors. Existing stockholders likely will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership units of the OP ("OP Units"). In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP Units. Because the OP Units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
If we issue preferred stock, the holders thereof will, upon liquidation, be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any preferred stock including convertible preferred stock or other securities convertible, exercisable or exchangeable for common stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the value of our common stock and diluting the interest of existing stockholders.
We depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating subsidiary and its subsidiaries.
Our only significant asset is and will be the general partnership interests we own in our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations or otherwise pay any other obligations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations.
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
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for other purposes.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for other purposes.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain.We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding TRSs will not be treated as inventory or property held primarilyfor sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may operate our "qualified healthcare properties" through one or more TRSs that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our operating partnership by our TRSs pursuant to the lease of our "qualified healthcare properties" will constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
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

If our "qualified healthcare properties" are not properly leased to a TRS or the managers of such "qualified healthcare properties" do not qualify as "eligible independent contractors," we could fail to qualify as a REIT.
In general, we cannot operate any "qualified healthcare properties" and can only indirectly participate in the operation of "qualified healthcare properties" on an after-tax basis through leases of such properties to healthcare facility operators or our TRSs. A "qualified healthcare property" includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases "qualified healthcare properties" from us will not be treated as a "related party tenant" with respect to our "qualified healthcare properties" that are managed by an independent management company, so long as the independent management company qualifies as an "eligible independent contractor."
Each of the management companies that enters into a management contract with our TRSs must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An "eligible independent contractor" is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a "qualified healthcare property," is actively engaged in the trade or business of operating "qualified healthcare properties" for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.
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
We may choose to make distributions in our own stock, in which case the stockholder may be required to pay U.S. federal income taxes in excess of the cash dividends received by them.
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
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS
Complying with REIT requirements may force us to forego and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we have elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale- leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. The IRS may, however, challenge the characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one- year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity". A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically- controlled qualified investment entity. Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax- exempt investors.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table presents certain additional information about the properties we own at December 31, 2013:

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
Medical Office Buildings and OutPatient Facilities:
Texarkana ASC - Texarkana, TX	Jun. 2011	1	18,268	100.0%	7.3
DaVita Dialysis - Marked Tree, AR	Jun. 2011	1	4,596	100.0%	7.8
DaVita Dialysis - Rockford, IL	Jul. 2011	1	7,032	100.0%	7.3
Durango Medical Plaza - Las Vegas, NV	Sep. 2011	1	73,094	78.0%	6.3
Spring Creek Medical Plaza - Tomball, TX	Nov. 2011	1	22,345	100.0%	7.8
Odessa Regional MOB - Odessa, TX	Dec. 2011	1	39,220	100.0%	9.4
Methodist North MOB - Peoria, IL	Dec. 2011	1	73,302	100.0%	11.1
Cooper Health MOB I - Willingboro, NJ	Dec. 2011	1	11,000	100.0%	6.3
University of Wisconsin Health MOB - Monona, WI	Mar. 2012	1	31,374	100.0%	7.8
Carson Tahoe MOB West - Carson City, NV	Mar. 2012	1	38,426	82.1%	6.2
Henry Ford Dialysis Center - Southfield, MI	Mar. 2012	1	10,100	100.0%	9.8
East Pointe Medical Plaza - Lehigh Acres, FL	Apr. 2012	1	34,500	100.0%	9.5
DaVita Dialysis - Paoli, IN	May 2012	1	5,725	100.0%	9.3
PAPP Clinic - Newnan, GA	May 2012	1	31,213	100.0%	8.0
Cooper Health MOB II - Willingboro, NJ	May 2012	1	16,314	100.0%	8.4
Fresenius Medical - Metairie, LA	May 2012	1	18,149	100.0%	11.8
Sunnyvale Medical Plaza - Sunnyvale, TX	May 2012	1	48,910	88.3%	5.7
Texas Clinic at Arlington - Arlington, TX	May 2012	1	66,824	100.0%	4.6
Pinnacle Health - Harrisburg, PA	Jun. 2012	1	52,600	100.0%	6.5
Cancer Care Partners - Mishawaka, IN	Jun. 2012	1	63,000	100.0%	12.0
Aurora Health Care Portfolio	Jul. 2012	3	226,046	100.0%	8.0
Bronson Lakeview - Paw Paw, MI	Sep. 2012	1	100,321	100.0%	7.5
Advocate Beverly Center - Chicago, IL	Nov. 2012	1	59,345	100.0%	9.3
Rush Copley POB I - Aurora, IL	Nov. 2012	1	79,344	100.0%	7.8
Wellmont Blue Ridge MOB - Bristol, TN	Dec. 2012	1	23,277	100.0%	8.5
Albany Medical Center MOB - Albany, NY	Dec. 2012	1	53,229	100.0%	11.4
Michiana Oncology - Mishawaka, IN	Dec. 2012	1	49,410	100.0%	16.6
Metro Health - Wyoming, MI	Dec. 2012	1	21,502	100.0%	9.0
Rush Copley POB II - Aurora, IL	Dec. 2012	1	80,744	92.1%	6.4
North Valley Orthopedic Surgery Center - Phoenix, AZ	Dec. 2012	1	17,608	100.0%	12.6
Scott & White Healthcare - Kingsland, TX	Feb. 2013	1	14,974	100.0%	8.7
Salem Medical - Woodstown, NJ	Mar. 2013	1	9,350	100.0%	8.4
Northside East Cobb Medical Campus - Marietta, GA	Mar. 2013	3	68,447	99.1%	6.5
Rex Wellness Center - Garner, NC	Mar. 2013	1	30,000	100.0%	9.7
Crystal Lakes Medical Arts - Crystal Lake, IL	Apr. 2013	1	62,588	92.6%	6.8
St. Francis Cancer Center - Midlothian, VA	May 2013	1	51,183	96.9%	6.1
Advocate Good Shepard - Crystal Lake, IL	May 2013	1	68,318	58.3%	5.4
Dakota Ridge Medical Center - Littleton, CO	May 2013	1	62,202	52.0%	3.6
Spectrum Health MOB - Wyoming, MI	May 2013	1	52,898	100.0%	8.1
Memorial Hermann MOB - Houston, TX	Jun. 2013	1	30,000	100.0%	9.0
UC Davis MOB - Folsom, CA	Jun. 2013	2	36,911	100.0%	9.8
Fayette MOB - Fayetteville, GA	Jul. 2013	1	62,016	100.0%	6.8
Via Christi Clinic - Wichita, KS	Aug. 2013	1	32,540	100.0%	4.9
Athens Medical Complex - Athens, GA	Sep. 2013	2	55,752	100.0%	9.6
West Valley Medical Center - Buckeye, AZ	Sep. 2013	1	38,734	100.0%	12.3
Lutheran Medical Arts - Ft. Wayne, IN	Sep. 2013	1	45,858	92.4%	4.0
DuPont Road MOB - Ft. Wayne, IN	Sep. 2013	1	60,325	85.3%	6.0
Crozer Keystone - Springfield, PA	Sep. 2013	3	259,716	100.0%	15.8
Aventura Medical Plaza - Aventura, FL	Sep. 2013	1	48,353	100.0%	2.8
Spartanburg Regional MOB, Spartanburg SC	Sep. 2013	1	64,800	98.5%	5.2
Virginia Urology Center - Richmond, VA	Sep. 2013	1	53,318	100.0%	4.7
St. Peter's Recovery Center - Guilderland, NY	Sep. 2013	1	30,000	100.0%	9.9

Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)
Capital Regional MOB - Tallahassee. FL	Sep. 2013	1	38,225	78.7%	3.2
Trinity Health Medical Arts - Minot, ND	Nov. 2013	1	114,000	100.0%	10.0
Allina Health - Elk River, MN	Nov. 2013	1	28,175	100.0%	10.3
Riverdale MOB - Riverdale, GA	Dec. 2013	1	39,301	100.0%	9.4
Spartanburg ASC - Spartanburg, SC	Dec. 2013	1	26,148	100.0%	15.6
Total Medical Office Buildings and Outpatient Facilities		65	2,860,950	95.7%	8.6

Seniors Housing Communities:
Benton House Senior Living Facility Portfolio	Various	7	412,620	90.4%	N/A
Pacific Northwest Senior Living Facility Portfolio	Various	8	433,019	91.4%	N/A
Lakeview Terrace - Lake Havasu, AZ	Apr. 2013	1	25,971	100.0%	14.3
Wyndcrest - Rochsester, IL	Jul. 2013	1	35,059	83.8%	N/A
Arbor Senior Living Facility Portfolio	Various	9	535,519	93.0%	N/A
Gardens at Westlake - Westlake, OH	Oct. 2013	1	102,000	93.8%	N/A
Wellington ALF - Minot, ND	Dec. 2013	1	83,710	100.0%	15.0
Total Seniors Housing Communities		28	1,627,898	92.2%	N/A

Hospitals, Post-Acute Care and Other Facilities:
Carson Tahoe Specialty Medical Center - Carson City, NV	Sep. 2011	3	154,622	100.0%	4.1
CareMeridian Rehabilitation - Phoenix, AZ	Sep. 2011	1	13,500	100.0%	10.5
Reliant Rehabilitation - Dallas, TX	Nov. 2011	1	64,600	100.0%	21.7
Select Rehabilitation - San Antonio, TX	Nov. 2011	1	40,828	100.0%	11.1
Village Healthcare Center - Santa Ana, CA	Jan. 2012	1	7,750	100.0%	11.1
BioLife Sciences Building - Denton, TX	Jan. 2012	1	15,000	100.0%	7.2
Sisters of Mercy Building - Springfield, MO	Apr. 2012	1	42,430	100.0%	8.3
Reliant Rehabilitation - Houston, TX	May 2012	1	65,000	100.0%	23.3
Unitron Hearing Building - Plymouth, MN	May 2012	1	81,927	100.0%	7.1
Baylor Institute for Rehabilitation - Fort Worth, TX	Aug. 2012	1	40,000	100.0%	10.2
CareMeridian Rehabilitation - La Mesa, CA	Dec. 2012	1	9,000	100.0%	13.8
United Healthcare Portfolio	Sep. 2013	4	610,670	100.0%	7.5
Restora Hospital Portfolio	Sep. 2013	2	96,000	100.0%	15.5
Baylor Orthopedic & Spine - Arlington, TX	Nov. 2013	1	57,243	100.0%	16.2
TriSun Care Center - San Antonio, TX	Nov. 2013	1	42,853	100.0%	13.7
Total Hospitals, Post-Acute Care and Other Facilities		21	1,341,423	100.0%	12.5
Portfolio, December 31, 2013 (2)		114	5,830,271	97.1%	9.9
_________________

(1)	Remaining lease term in years as of December 31, 2013, calculated on a weighted-average basis, as applicable.

(2)	Occupancy and remaining lease terms excludes seniors housing communities.
ALF — Assisted Living Facility
ASC — Ambulatory Surgery Center
MOB — Medical Office Building
POB — Physicians Office Building

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2013:

State	Number of Buildings	Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Arizona	6	191,813	3.3%	$6,836	3.5%
Arkansas	1	4,596	0.1%	128	0.1%
California	5	267,661	4.6%	6,198	3.2%
Colorado	1	62,202	1.1%	807	0.4%
Florida	7	395,923	6.8%	19,859	10.2%
Georgia	16	644,766	11.1%	35,495	18.2%
Illinois	8	465,732	8.0%	11,377	5.8%
Indiana	6	433,502	7.4%	8,619	4.4%
Kansas	1	32,540	0.6%	669	0.3%
Louisiana	1	18,149	0.3%	313	0.2%
Michigan	4	184,821	3.2%	4,423	2.3%
Minnesota	2	110,102	1.9%	1,464	0.8%
Missouri	1	42,430	0.7%	883	0.5%
Nevada	5	266,142	4.6%	5,357	2.7%
New Jersey	3	36,664	0.6%	1,002	0.5%
New York	2	83,229	1.4%	1,779	0.9%
North Carolina	2	72,000	1.2%	5,177	2.7%
North Dakota	2	197,710	3.4%	2,092	1.1%
Ohio	1	102,000	1.7%	4,853	2.5%
Oregon	7	370,222	6.3%	19,990	10.3%
Pennsylvania	4	312,316	5.4%	5,916	3.0%
South Carolina	3	141,092	2.4%	5,997	3.1%
Tennessee	2	81,390	1.4%	4,691	2.4%
Texas	15	701,065	12.0%	27,304	14.0%
Virginia	2	104,501	1.8%	2,729	1.4%
Washington	1	62,797	1.1%	2,685	1.3%
Wisconsin	6	444,906	7.6%	8,285	4.2%
	114	5,830,271	100.0%	$194,928	100.0%
_________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash-basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2013:

(In thousands)	Future Minimum Base Rent Payments
2014	$92,407
2015	93,373
2016	93,719
2017	92,314
2018	86,782
2019	82,937
2020	81,231
2021	73,300
2022	54,429
2023	44,982
Thereafter	215,739
$1,011,213
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2013 (excludes properties in the seniors housing communities segment under the RIDEA structure):

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2014	8	$544	0.5%	19,652	0.5%
2015	12	1,009	1.0%	43,307	1.0%
2016	27	2,864	2.9%	129,984	3.1%
2017	29	3,550	3.6%	155,378	3.7%
2018	33	7,444	7.5%	349,625	8.3%
2019	17	3,758	3.8%	151,930	3.6%
2020	9	2,196	2.2%	90,505	2.2%
2021	24	23,098	23.1%	1,223,157	29.2%
2022	26	8,867	8.9%	366,227	8.7%
2023	29	10,499	10.5%	485,094	11.6%
Total	214	$63,829	64.0%	3,014,859	71.9%
_________________________________
(1) Annualized rental income as of December 31, 2013 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists tenants whose square footage is approximately 10% or greater of the total portfolio square footage or annualized straight line rental income as of December 31, 2013:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as Percentage of Total Portfolio
							(In thousands)
UnitedHealth Group Incorporated	4	610,670	15.0%	Jun. 2021	7.5	3 - 5 year options	$9,738	9.9%
_________________
(1) Remaining lease term in years as of December 31, 2013. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) Annualized rental income as of December 31, 2013 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
As of December 31, 2013, we did not have any properties that represented 5% or more or our total portfolio's rentable square feet or annualized straight line rental income. As such, we did not have any significant properties in our portfolio.

Property Financings
Our mortgage notes payable as of December 31, 2013 and 2012 consist of the following:

		Outstanding Loan Amount as of December 31,		Effective
Portfolio	Encumbered Properties	2013	2012	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana ASC - Texarkana, TX	1	$2,143	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Center - Carson City, NV (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza - Las Vegas, NV (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation - Phoenix, AZ (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation - Dallas, TX (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Select Rehabilitation - San Antonio, TX (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza - Tomball, TX (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional MOB - Odessa, TX	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North MOB - Peoria, IL	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Health MOB - Monona, WI	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation - Houston, TX (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center - Santa Ana (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Sisters of Mercy Building - Springfield, MO	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Plaza - Lehigh Acres, FL	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building - Plymouth, MN	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe MOB West - Carson City, NV	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Clackamas, OR	1	3,114	—	7.48%		Fixed	Jan. 2031
Pelican Pointe - Klamath Falls, OR	1	12,460	—	5.16%		Fixed	Apr. 2022
Fayette MOB - Fayetteville, GA	1	6,986	—	5.18%		Fixed	Sep. 2015
Benton House - Anderson, SC	1	8,149	—	4.86%		Fixed	Dec. 2018
Benton House - Covington, GA	1	8,121	—	5.26%		Fixed	May 2019
Arbor Terrace - Asheville, SC	1	9,497	—	5.58%		Fixed	Feb. 2018
Arbor Terrace - Decatur, GA	1	10,970	—	5.57%		Fixed	Jan. 2018
Total	28	$259,348	$200,095	5.09%	(3)
_________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second and third tranches of a multi-tranche mortgage loan agreement to provide funding for a portfolio of eight properties. The mortgages for each of the properties are cross-collateralized with one another and in the event that we default on one of the mortgages, the lender may look to the other properties as collateral.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2013.

Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares are not listed on a national securities exchange and there is no established trading market for our shares of common stock although our board has announced that it intends to file an application to list our common stock on a national securities exchange. There is no assurance that the shares will, in fact, be listed.
In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required, pursuant to Rule 2310(b)(5) of the National Association of Securities Dealers, to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Unless our shares become listed on a national securities exchange, until October 2014 for these purposes, the value of the shares was deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. This deemed value does not reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, offering expenses and acquisitions and advisory fees, among other things.
Holders
As of February 14, 2014, we had 181.7 million shares of common stock outstanding held by a total of 39,589 stockholders.
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
On December 10, 2011, our board of directors approved, and we declared, our current distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018630137 per day or $0.68 annually per share of common stock, beginning January 1, 2012. From a tax perspective, of the amounts distributed during the years ended December 31, 2013, 84.6% or $0.58 per share per annum and 15.4% or $0.10 per share per annum represented a return of capital and ordinary dividend income, respectively. During the year ended December 31, 2012, 73.9% or $0.50 per share per annum and 26.1% or $0.16 per share per annum represented a return of capital and dividend income, respectively.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on August 1, 2011, relating to the period from July 21, 2011 (30 days after the date of the first acquisition) through July 31, 2011. The following table reflects distributions declared, paid in cash and through the DRIP to common stockholders, excluding distributions related to unvested restricted shares and Class B units, during the years ended December 31, 2013 and 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2013	$5,494	$4,847	$10,341	$12,976
2nd Quarter, 2013	11,663	12,954	24,617	28,930
3rd Quarter, 2013	13,960	16,519	30,479	30,572
4th Quarter, 2013	13,865	16,537	30,402	30,834
Total 2013	$44,982	$50,857	$95,839	$103,312

(In thousands)	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2012	$726	$580	$1,306	$1,652
2nd Quarter, 2012	1,407	1,164	2,571	3,053
3rd Quarter, 2012	2,298	1,902	4,200	4,809
4th Quarter, 2012	3,479	2,918	6,397	7,566
Total 2012	$7,910	$6,564	$14,474	$17,080
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor agreed to waive a portion of its asset management and property management fees. Prior to October 1, 2012, we paid the Advisor an asset management fee of up to 0.75% of average invested assets, less amounts paid as an oversight fee. Effective October 1, 2012, we expect to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP, designated as "Class B units," for asset management services, which will be forfeited immediately if certain conditions occur. We also pay the Advisor a property management fee of up to 1.5% of gross revenues. The Advisor elected to waive $1.4 million and $1.0 million of asset management and property management fees related to the years ended December 31, 2013 and 2012, respectively. The Advisor will determine if a portion or all of the property management fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us in any subsequent period. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. During the years ended December 31, 2013 and 2012, the Advisor absorbed $0.3 million and $0.2 million in general and administrative costs, respectively.
During the years ended December 31, 2013 and 2012, cash used to pay our distributions was generated mainly from cash flows provided by operations and proceeds from stock issued under the DRIP/offering proceeds. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant, our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the IPO. Thereafter the exercise price for stock options granted to the independent directors will be determined in accordance with applicable rules and regulations including, if our shares are listed , the applicable rules and regulations of the national securities exchange on which the shares are listed. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	—
Equity Compensation Plans not approved by security holders	—	—	500,000
Total	—	$—	500,000
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP shall not exceed 5.0% of our shares of common stock on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2013 and 2012, we had 18,000 and 16,800 unvested restricted shares outstanding, respectively, that were granted pursuant to the RSP.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2013, 2012 or 2011.
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

On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, we completed the issuance of the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of December 31, 2013, we have issued 180.5 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of December 31, 2013 we had received $1.8 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Selling commissions and dealer manager fees	$117,343	$47,412	$6,733
Other offering costs	3,866	16,578	4,731
Total offering costs	$121,209	$63,990	$11,464
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common stock:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total selling commissions and dealer manager fees paid to the Dealer Manager	$117,343	$47,412	$6,733
Less:
Selling commissions to participating brokers	(76,652)	(31,699)	(4,532)
Reallowance to participating broker dealers	(12,418)	(4,185)	(512)
Net to the Dealer Manager	$28,273	$11,528	$1,689
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
We used the net proceeds from our IPO, credit facility, and debt financings to purchase 114 properties with an aggregate purchase price of $1.6 billion.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. Our board has determined that it is in the best interests of our stockholders to proceed to file an application to list our shares of common stock on a national securities exchange. To provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally are made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares pursuant to the SRP up to the proceeds received from sale of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the proceeds realized from sale of the shares issued under the DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
Unless the shares of our common stock are being repurchased in connection with a stockholder's death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. Unless our shares are listed on a national securities exchange, we expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO, or October, 2014. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.

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
The following table summarizes our stock repurchase program activity for the years ended December 31, 2013, 2012, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010. The cost of the repurchases did not exceed DRIP proceeds during the periods presented by stockholders. We funded share repurchases from proceeds from the sale of common stock.

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
			(In thousands)
Period from August 23, 2010 (date of inception) to December 31, 2010	—	—	$—	$—
Year ended December 31, 2011	3	6,241	62	10.00
Year ended December 31, 2012	27	108,361	1,066	9.83
Year ended December 31, 2013	92	272,366	2,654	9.75
Cumulative repurchases as of December 31, 2013(1)	122	386,968	3,782	$9.77
Value of shares issued through DRIP			57,720
Excess			$53,938
_________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 66,553 shares at an average price per share of $9.62, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

We process repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
			(In thousands)
Quarter ended March 31, 2013	17	61,218	$600	$9.80
Quarter ended June 30, 2013	25	81,513	792	9.72
Quarter ended September 30, 2013	25	61,830	602	9.74
Quarter ended December 31, 2013	25	67,805	660	9.73
	92	272,366	$2,654	$9.75
_________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 66,553 shares at an average price per share of $9.62, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2013, 2012, 2011 and 2010 and the years ended December 31, 2013, 2012, 2011 and the period from August 23, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2013	2012	2011	2010
Total real estate investments, at cost	$1,663,953	$677,589	$165,041	$—
Total assets	1,734,573	690,668	172,315	844
Mortgage notes payable	259,348	200,095	110,721	—
Credit facility	—	26,000	—	—
Note payable	—	2,500	2,500	—
Total liabilities	298,829	243,381	118,490	645
Total equity	1,435,744	447,287	53,825	199

	Year Ended December 31,			For the Period from August 23, 2010 (date of inception) to December 31, 2010
Operating data (In thousands, except share and per share data)	2013	2012	2011
Total revenues	$125,353	$35,738	$3,314	$—

Operating expenses:
Property operating and maintenance	46,665	6,564	863	—
Operating fees to affiliates	—	987	—	—
Acquisition and transaction related	13,606	9,433	3,415	—
General and administrative	4,613	905	429	1
Depreciation and amortization	67,456	19,320	1,535	—
Total operating expenses	132,340	37,209	6,242	1
Operating loss	(6,987)	(1,471)	(2,928)	(1)
Other income (expenses):
Interest expense	(15,843)	(9,184)	(1,191)	—
Other income	89	18	2	—
Income from investment securities	869	—	—	—
Loss on sale of investment securities	(300)	—	—	—
Total other expenses	(15,185)	(9,166)	(1,189)	—
Net loss	(22,172)	(10,637)	(4,117)	(1)
Net loss attributable to non-controlling interests	(58)	2	32	—
Net loss attributable to stockholders	$(22,230)	$(10,635)	$(4,085)	$(1)
Other data:
Cash flows provided by (used in) operations	$53,011	$7,793	$(2,161)	$(1)
Cash flows used in investing activities	(942,718)	(452,546)	(53,348)	—
Cash flows provided by financing activities	979,285	453,584	60,547	1
Per share data:
Net loss per common share attributable to stockholders, basic and diluted	$(0.15)	$(0.43)	$(2.48)	NM
Distributions declared per common share	$0.68	$0.68	$0.66	$—
Weighted-average number of common shares outstanding, basic and diluted	151,683,551	25,008,063	1,649,649	20,000
_________________
NM — not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on August 23, 2010, as a Maryland corporation and qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. On February 18, 2011, we commenced our initial public offering ("IPO" or "our offering") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169075), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price in our IPO.
On April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, we completed the issuance of the 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP. As of December 31, 2013, we had 180.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of December 31, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
We were formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in June 2011. As of December 31, 2013, we owned 114 properties with an aggregate purchase price of $1.6 billion, comprised of 5.8 million rentable square feet.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, (the "OP"). We have no direct employees. American Realty Capital Healthcare Advisors, LLC, (the "Advisor") manages our affairs on a day-to-day basis. American Realty Capital Healthcare Properties, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital V, LLC (the "Sponsor") and, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.

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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, Realty Capital Securities, LLC, the dealer manager of the offering (the "Dealer Manager") or their affiliates on our behalf.  These costs include but are not limited to: (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We were obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.
Revenue Recognition
Our rental income is primarily related to rent received from tenants in medical office buildings and other healthcare-related facilities and residents in seniors housing communities. Rent from tenants in our three operating segments, excluding seniors housing communities under the RIDEA structure, are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our seniors housing communities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in our seniors housing communities. Fees for ancillary services are recorded in the period in which the services are performed.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of December 31, 2013, we owned 114 properties with an aggregate purchase price of $1.6 billion, comprised of 5.8 million rentable square feet. As of December 31, 2012, we owned 50 properties with an aggregate purchase price of $672.6 million, comprised of 2.2 million rentable square feet.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
We have acquired 100 properties since January 1, 2012. On January 1, 2012, we owned 14 properties (our "Same Store") with an aggregate purchase price of $164.5 million, consisting of 0.5 million rentable square feet. Accordingly, our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflect significant increases in most categories.
Rental Income
Rental income increased $77.4 million to $107.8 million for the year ended December 31, 2013 from $30.4 million for the year ended December 31, 2012. This increase in rental income was due to our acquisitions in 2013, as well as a full year of operations for properties acquired in 2012, which resulted in an increase in rental income of $77.6 million for the year ended December 31, 2013. In addition, Same Store rental income decreased by $0.2 million, primarily due to a tenant lease termination in April 2013 in the Spring Creek Medical Plaza. This space was leased to another tenant in June 2013 at a lower rent per square foot.
Operating Expense Reimbursements
Operating expense reimbursements increased $5.9 million to $11.1 million for the year ended of December 31, 2013 from $5.2 million for the year ended December 31, 2012. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Our acquisitions resulted in a increase to operating expense reimbursements of $5.7 million. Same Store operating expense reimbursements increased $0.2 million due to higher property operating expenses at the Carson Tahoe Specialty Medical Center.
Resident Services and Fee Income
Resident services and fee income increased $6.3 million to $6.5 million for the year ended of December 31, 2013 from $0.2 million for the year ended December 31, 2012. This income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services. The increase in resident services and fee income is due to our acquisition of 21 seniors housing communities that operate under the RIDEA structure during the year ended December 31, 2013.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $40.1 million to $46.7 million for the year ended December 31, 2013 from $6.6 million for the year ended December 31, 2012. The increase was primarily due to our property acquisitions, which resulted in an increase in property operating and maintenance expense of $39.6 million for the year ended December 31, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. Same Store property operating and maintenance expense increased by $0.5 million, primarily due to the write-off of rent of $0.3 million as a result of the lease termination of a tenant in the Spring Creek Medical Plaza, as well as $0.2 million of higher repairs and maintenance costs at the Carson Tahoe Specialty Medical Center during the year ended December 31, 2013.
Operating Fees to Affiliates
Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. During the year ended December 31, 2012, we incurred $1.0 million in asset management fees from our Advisor. The Advisor elected to waive $0.6 million of asset management fees for the year ended December 31, 2012. For the year ended December 31, 2012, we would have incurred asset management fees of $1.6 million, had these fees not been waived.
Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we issue (if approved by the board of directors) Class B OP units to the Advisor, which will be forfeited unless certain conditions are met. During the year ended December 31, 2013, we issued 709,180 Class B Units to the Advisor in connection with this arrangement.
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the years ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, we would have incurred property management fees of $1.4 million and $0.4 million, respectively, had these fees not been waived.

Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the year ended of December 31, 2013 of $13.6 million, primarily pertained to $15.2 million of acquisition and transaction related costs associated with the the purchase of 64 properties with an aggregate purchase price of $970.0 million, partially offset by the reimbursement from the Advisor of $4.7 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related costs for the year ended December 31, 2013 also included $3.0 million incurred from the Dealer Manager for fees related to strategic advisory services rendered during the IPO and services rendered in connection with transaction management, information agent and advisory services agreements related to a potential liquidity event. Acquisition and transaction related costs for the year ended December 31, 2012 of $9.4 million, related to our acquisition of 36 properties with an aggregate purchase price of $508.1 million.
General and Administrative Expenses
General and administrative expenses were $4.6 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively, which reflects an increase of $3.7 million, primarily due to higher professional fees, directors' and officers' insurance and federal and state income taxes to support our larger real estate portfolio and number of stockholders. When the IPO ended in April 2013, professional fees relating to stockholder services were expensed as incurred, because these costs no longer related to fulfilling subscriptions and offering costs. This increase was offset by the Advisor's absorption of $0.3 million in general and administrative expenses during the year ended December 31, 2013, compared to $0.2 million during the year ended December 31, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $48.2 million to $67.5 million for the year ended December 31, 2013 from $19.3 million for the year ended December 31, 2012. This increase relates to our acquisitions, which resulted in an increase in depreciation and amortization of $46.5 million for the year ended December 31, 2013. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. In addition, Same Store depreciation and amortization expense increased by $1.7 million, primarily due to the write-off of tangible and intangible assets related to the lease termination of a tenant in the Spring Creek Medical Plaza.
Interest Expense
Interest expense increased $6.6 million to $15.8 million for the year ended December 31, 2013 from $9.2 million for the year ended December 31, 2012. Interest expense related to mortgage notes payable increased by $3.6 million as a result of a higher average balance outstanding of $229.2 million during the year ended December 31, 2013, compared to the $158.8 million during the year ended December 31, 2012, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $3.2 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, due to higher non-usage fees and the increased amortization of deferred financing costs associated with the amendments, partially offset by the decrease in interest expense related to lower average outstanding advances. We did not carry a balance on the senior revolving credit facility throughout the year ended December 31, 2013. The average outstanding advances was $8.7 million during the year ended December 31, 2012.
These increases were partially offset by a $0.2 million decrease in interest expense related to an unsecured note payable which was repaid in January 2013.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
Income from investments for the year ended December 31, 2013 of $0.9 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. We did not own any investment securities, and therefore, had no income from investment securities for the year ended December 31, 2012.
Loss on sale of investments
Loss on sale of investment securities of $0.3 million for the year ended December 31, 2013 resulted from selling our investments in redeemable common stock and senior notes.

Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was approximately $(0.1) million and $2,000 for the year ended December 31, 2013 and 2012, respectively, which represents the net loss (income) that is related to non-controlling interest holders. We had a net loss attributable to non-controlling interests for the year ended December 31, 2012, due to acquisition and transaction costs, which were not incurred during the year ended December 31, 2013.
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
We purchased our first property and commenced our real estate operations in June 2011. As of December 31, 2012, we owned 50 properties with an aggregate purchase price of $672.6 million, comprised of 2.2 million square feet. As of December 31, 2011, we owned 14 properties with an aggregate purchase price of $164.5 million, comprised of 0.5 million square feet. Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect significant increases in most categories.
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
Resident services and fee income
Resident services and fee income of $0.2 million for the year ended of December 31, 2012 relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services. We did not own any seniors housing communities and therefore did not have any resident services and fee income for the year ended December 31, 2011.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $5.7 million to $6.6 million for the year ended December 31, 2012 from $0.9 million for the year ended December 31, 2011. The increase was primarily due to our property acquisitions since we commenced operations in June 2011. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees as well as costs relating to caring for the residents in our seniors housing communities.
Fees to Affiliates
Our Property Manager is entitled to property management fees for managing our properties on a day-to-day basis. Property management fees increase in direct correlation with gross revenues. Until September 30, 2012, our Advisor was entitled to asset management fees in connection with providing asset management services. Effective October 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we will issue (if approved by the board of directors) to the Advisor Class B OP Units, which will be forfeited unless certain conditions are met. In January 2013, we issued 133,954 Class B OP Units to to the Advisor in connection with this arrangement based on our cost of assets as of December 31, 2012.
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
Interest Expense
Interest expense increased $8.0 million to $9.2 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. As of December 31, 2012, we had mortgage notes payable of $200.1 million with a weighted average effective interest rate of 5.00%. We entered into our first mortgage payable in June 2011, when we commenced operations. In addition, the first advance under our revolving credit facility occurred in May 2012. Since the first advance, the average balance outstanding under the facility was $9.4 million, which bore interest at an average rate of 3.7%. Interest expense also related to our unsecured note payable of $2.5 million issued in September 2011 and repaid in January 2013, which bore interest a fixed interest rate of 8.0%.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interests of $2,000 and $32,000 during the years ended December 31, 2012 and 2011, respectively, represents the net loss that is related to non-controlling interest holders.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash provided by operating activities was $53.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 includes $13.6 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $50.0 million (net loss of $22.2 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders, share based compensation, bad debt expense and loss on sale of investment securities, offset by amortization of mortgage premium of $72.3 million); an increase of $10.0 million in accounts payable and accrued expenses due to fees owned to our Dealer Manager of $2.1 million for services rendered related to a potential liquidity event, as well as accrued real estate, income taxes and other accrued expenses related to our seniors housing communities; an increase in deferred rent of $2.0 million; and $0.2 million from our Advisor related to reimbursement for absorbed costs. These cash inflows were partially offset by an increase in prepaid and other assets of $9.2 million due to rent and other receivables, unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and real estate taxes.
The net cash used in investing activities during the year ended December 31, 2013 was $942.7 million. The cash used in investing activities included $920.5 million to acquire 64 properties with an aggregate base purchase price of $970.0 million, as well as $12.9 million for the land and related construction in progress of a medical office building in Kenosha, Wisconsin, partially offset by the assumption of mortgage notes payable of $59.7 million and other liabilities of $2.6 million related to tenant deposits and improvements. The cash used in investing activities also included $3.6 million of deposits on pending real estate acquisitions, $0.7 million of capital expenditures and $19.6 million for the purchase of investment securities. These cash outflows were partially offset by proceeds from the sale of investment securities of $1.7 million
Net cash provided by financing activities of $1.0 billion during the year ended December 31, 2013 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $1.2 billion. This cash inflow was partially offset by payments related to offering costs of $122.3 million, payments on mortgage notes payable, the credit facility and note payable of $29.0 million, cash distributions to stockholders of $45.0 million, payments related to financing costs of $17.2 million, increases in restricted cash of $1.3 million, distributions to non-controlling interest holders of $0.4 million and payments to non-controlling interest holders of $0.1 million.

Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $7.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $9.4 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $10.1 million (net loss of $10.6 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation, offset by amortization of mortgage premium of $20.7 million), an increase of $2.0 million in accounts payable and accrued expenses and an increase of $0.8 million in deferred rent. These cash inflows were partially offset by an increase in prepaid and other assets of $5.1 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. The increases in accounts payable, accrued expenses, deferred rent and prepaid and other assets were primarily due to our larger real estate portfolio.
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
Cash Flows for the Year Ended December 31, 2011
During the year ended December 31, 2011, net cash used in operating activities was $2.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amounts of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2011 included $3.4 million of acquisition and transaction costs. Cash flows used in operating activities during the year ended December 31, 2011 was mainly due to a net loss adjusted for non-cash items of $2.4 million (net loss of $4.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.7 million) and an increase in prepaid and other assets of $0.8 million. This cash outflow was partially offset by an increase of $0.8 million in accounts payable and accrued expenses mainly due to interest payable related to mortgages and deferred rent of $0.2 million.
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

Liquidity and Capital Resources
In May 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. As of December 31, 2013, we had 180.5 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, from proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. We purchased our first property and commenced our real estate operations in June 2011. As of April 2013, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares available under the Registration Statement to the primary offering. Concurrent with such reallocation, on April 12, 2013, we registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-187900). On April 26, 2013, we closed the IPO following the successful achievement of our target equity raise, including the shares reallocated from the DRIP.
During the year ended December 31, 2013, we acquired 64 properties with an aggregate base purchase price of $970.0 million. As of December 31, 2013, we owned 114 properties with an aggregate base purchase price of $1.6 billion. As of December 31, 2013, we had cash and cash equivalents of $103.4 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through the remaining proceeds from our IPO, as well as proceeds from secured financings and our credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.
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
We expect to utilize the remaining proceeds from our IPO and proceeds from secured financings and our credit facility to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principals in the United States of America ("GAAP"), determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
On May 25, 2012, we entered into a senior revolving credit facility in the amount of $50.0 million. On October 25, 2012, our credit facility agreement was amended to increase the commitment up to a maximum of $200.0 million with an "accordion" feature to allow us, subject to certain conditions, to increase the aggregate commitments under the credit facility to a maximum of $400.0 million. On July 24, 2013, we entered into an unsecured amended and restated credit agreement (the “Amended Facility”). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component and the revolving loan component of the Amended Facility matures in July 2018 and July 2016, respectively. The Amended Facility also requires us to make draws on the term loan component of the facility on the following schedule: $100.0 million on or before January 24, 2014, $200.0 million during the period from January 25, 2014 to April 24, 2014 and $200.0 million during the period from April 25, 2014 to the termination date. The revolving loan component of the Amended Facility also contains two one-year extension options. As of December 31, 2013, there was no outstanding balance under the Amended Facility. Our unused borrowing capacity was $315.3 million, based on the assets assigned to the Amended Facility as of December 31, 2013. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
There is no limit on the amount we may borrow against any single improved property. Under our charter, we may borrow up to 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments and may exceed that limit if, among other things, a majority of our independent directors approve the higher amount. The cost of each investment will be substantially similar to its fair market value at the time of acquisition. Subsequent events, including changes in the fair market value of our assets, could, however, result in our exceeding these limits.

Incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and cause us to recognize taxable income on foreclosure for federal income tax purposes even though we do not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. The domestic and international commercial real estate debt markets continue to be volatile, pushing up the cost for debt financing. Increases in interest rates impact us in a number of ways. For example, it may result in future acquisitions generating lower overall economic returns. Also, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.We have and expect to continue incurring indebtedness in connection with property acquisitions or financing our operations. To the extent that we incur variable rate debt or on maturity of fixed rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects information related to the shares repurchased for the three years ended December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	3	6,241	$10.00
Year ended December 31, 2012	27	108,361	9.83
Year ended December 31, 2013	92	272,366	9.75
Cumulative repurchase requests as of December 31, 2013 (1)	122	386,968	$9.77
_________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 66,553 shares at an average price per share of $9.62, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. We currently have $344.9 million of assets under contract and submitted letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing. We may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of U.S. GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in U.S. GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to U.S. GAAP in calculating FFO and AFFO.
We consider FFO and AFFO useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. While certain companies may experience significant acquisition activity, other companies may not have significant acquisition activity and management believes that excluding costs such as merger and transaction costs and acquisition related costs from property operating results provides useful information to investors and provides information that improves the comparability of operating results with other companies who do not have significant merger or acquisition activities. AFFO is not equivalent to our net income or loss as determined under GAAP, and AFFO may not be a useful measure of the impact of long-term operating performance if we continue to have such activities in the future.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We exclude distributions related to Class B units and certain interest expenses related to securities that are convertible to common stock as the shares are assumed to have converted to common stock in our calculation of weighted average common shares-fully diluted. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expense are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO and AFFO, together with the required U.S. GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP. FFO and AFFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the periods presented. Items are presented net of non-controlling interest portions where applicable.

	Quarter Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)	$(3,258)	$(5,475)	$(9,891)	$(22,230)
Depreciation and amortization attributable to stockholders	11,579	12,592	17,018	25,786	66,975
FFO	7,973	9,334	11,543	15,895	44,745
Acquisition fees and expenses	2,038	2,713	3,107	5,748	13,606
Amortization of above or below market leases and liabilities, net	67	119	160	98	444
Straight-line rent	(990)	(1,138)	(1,322)	(1,820)	(5,270)
Amortization of mortgage premiums	(179)	(188)	(226)	(233)	(826)
Amortization of deferred financing costs	617	636	1,209	1,520	3,982
Non-cash equity compensation expense	9	10	13	68	100
Loss on sale of investments	—	—	—	300	300
Distributions on Class B units	17	37	63	103	220
AFFO	$9,552	$11,523	$14,547	$21,679	$57,301

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
During the year ended December 31, 2013, distributions paid to common stockholders totaled $95.8 million, inclusive of $50.9 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2013, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Quarter Ended								Year Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		December 31, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions(1):
Distributions paid in cash	$5,494		$11,663		$13,960		$13,865		$44,982
Distributions reinvested	4,847		12,954		16,519		16,537		50,857
Total distributions	$10,341		$24,617		$30,479		30,402		$95,839

Source of distribution coverage:
Cash flows provided by operations (1)	$5,494	53.1%	$11,663	47.4%	$12,086	39.7%	$15,739	51.8%	$44,982	46.9%
Proceeds from issuance of common stock	—	—%	—	—%	1,874	6.1%	(1,874)	(6.2)%	—	—%
Common stock issued under the DRIP / offering proceeds	4,847	46.9%	12,954	52.6%	16,519	54.2%	16,537	54.4%	50,857	53.1%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$10,341	100.0%	$24,617	100.0%	$30,479	100.0%	$30,402	100.0%	$95,839	100.0%

Cash flows provided by operations (GAAP basis)	$10,055		$8,930		$10,258		$23,768		$53,011
Net loss attributable to stockholders (in accordance with GAAP)	$(3,606)		$(3,258)		$(5,475)		$(9,891)		$(22,230)
_________________

(1)
Excludes distributions on unvested restricted stock and Class B units, which are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

(2) Cash flows provided by operations for the year ended December 31, 2013 include acquisition and transaction related expenses of $13.6 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through December 31, 2013:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	December 31, 2013
Distributions paid:
Common stockholders in cash	$53,268
Common stockholders pursuant to DRIP/offering proceeds	57,720
Total distributions paid	$110,988

Reconciliation of net loss:
Revenues	$164,405
Acquisition and transaction related	(26,454)
Depreciation and amortization	(88,311)
Other operating expenses	(61,027)
Other non-operating expenses	(25,540)
Net income attributable to non-controlling interests	(24)
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(36,951)
_________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with this offering, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share was $7.15. The offering price of shares under the primary portion of our IPO (excluding the effect of purchase price discounts for certain categories of purchasers) at December 31, 2013 was $10.00.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate. Our secured debt leverage ratio approximated 15.8% (total secured debt divided by the base purchase price of acquired real estate investments) as of December 31, 2013.

Contractual Obligations
The following table reflects contractual debt obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2013. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$259,348	$1,038	$134,520	$102,387	$21,403
Interest on mortgage notes payable	40,952	13,178	19,218	5,188	3,368
Lease rental payments due	26,257	613	1,246	1,289	23,109
	$326,557	$14,829	$154,984	$108,864	$47,880
We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of December 31, 2013, we have funded $1.7 million and $11.1 million for the land and construction in progress, respectively.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify, and continue to qualify, for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally, with the exception of our taxable REIT subsidiaries, will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
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
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 12 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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

On July 24, 2013, we entered into the Amended Facility that allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component and the revolving loan component of the Amended Facility matures in July 2018 and July 2016, respectively. The revolving loan component of the Amended Facility also contains two one-year extension options. As of December 31, 2013, there was no balance under the Amended Facility, resulting in an unused borrowing capacity available of $315.3 million based on the assets assigned to the Amended Facility as of December 31, 2013.
We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin. As of December 31, 2013, we funded $1.7 million and $11.1 million for the land and construction in progress, respectively.
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
As of December 31, 2013, our debt included fixed-rate secured mortgage financings with a carrying value of $262.1 million and a fair value of $266.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $15.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $17.1 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-37 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (15)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013
3.1 (16)	Articles of Amendment and Restatement of American Realty Capital Healthcare Trust, Inc.
3.2 (3)	Bylaws of American Realty Capital Healthcare Trust, Inc.
4.1 (4)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P., dated November 12, 2012
4.2 (9)	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P., dated December 28, 2012
10.1 (12)
Second Amended and Restated Advisory Agreement, dated November 12, 2012, between American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC

10.2 (1)
Property Management and Leasing Agreement, dated February 18, 2011, among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Properties, LLC

10.3 (5)	Restricted Share Plan
10.4 (5)	Stock Option Plan
10.5 (6)	Agreement of Purchase and Sale of Real Property, between American Realty Capital V, LLC and Peoria MOB Owners LLC, effective as of August 12, 2012
10.6 (6)	Exclusive Management Agreement, between ARCH MNPERIL001, LLC and Dasco Realty Illinois, LLC, dated as of December 15, 2011
10.13 (6)	Limited Liability Company Agreement of ARCHCT Dasco Peoria, LLC, dated as of December 15, 2011
10.7 (6)	Credit Agreement, between ARCH MNPERIL001, LLC and Regions Bank, dated as of December 15, 2011
10.8 (6)	Promissory Note given by ARCH MNPERIL001, LLC to Regions Bank, dated as of December 15, 2011
10.9 (6)	Carveout Guaranty, between American Realty Capital Healthcare Trust Operating Partnership, L.P., in favor of Regions Bank, dated as of December 15, 2011
10.10 (7)
First Amended and Restated Senior Unsecured Credit Agreement, dated as of July 24, 2013, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Keybank National Association, and the other lenders and agents party thereto

10.11 (7)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Hartford, L.L.C., JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.12 (7)	Mortgage Note, dated as of December 6, 2006, Given by PMZ-Hartford, L.L.C., JPG-Hartford, L.L.C. and AI-Hartford, L.L.C. in Favor of Goldman Sachs Commercial Mortgage, L.P.
10.13 (7)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Neenah, LLC, JPG-Neenah, L.L.C. and AI-Neenah, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.14 (7)	Mortgage Note, dated as of December 6, 2006, given by PMZ-Neenah, L.L.C., JPG-Neenah, L.L.C. and AI-Neenah, L.L.C. in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.15 (7)
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 6, 2006, by PMZ-Two Rivers, L.L.C., JPG-Two River, L.L.C. and AI-Two Rivers, L.L.C. to Goldman Sachs Commercial Mortgage Capital, L.P.

10.16 (7)	Mortgage Note, dated as of December 6, 2006, given by PMZ-Two Rivers, L.L.C., JPG-Two Rivers, L.L.C. and AI-Two Rivers, L.L.C. in Favor of Goldman Sachs Commercial Mortgage, L.P.
10.17 (7)	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Hartford, L.L.C., JPG-Hartford, L.L.C. and AI-Hartford, L.L.C and ARHC AMHTDWI01, LLC
10.18 (7)	Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Neenah, L.L.C. and AI-Neenah, L.L.C. and ARHC AMNNHWI01, LLC
10.19 (7)
Note and Mortgage Assumption Agreement, dated as of July 26, 2012, among U.S. Bank National Association, PMZ-Two Rivers, L.L.C., JPG-Two Rivers, L.L.C. and AI-Two Rivers, L.L.C. and ARHC AMTRVWI01, LLC

Exhibit No.	Description
10.20 (8)
First Amendment to Credit Agreement and Other Loan Documents, dated as of October 25, 2012, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., American Realty Capital Healthcare Trust, Inc., Key Bank National Association and the other lenders thereto

10.21 (8)
Assignment, Assumption and Allocation Agreement, dated as of November 12, 2012, by and among American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.

10.22 (13)	Investment Opportunity Allocation Agreement, dated as of April 9, 2013, by and among the Company and American Realty Capital Healthcare Trust II, Inc.
10.23 (17)
First Amendment to Purchase and Sale Agreement, dated as of June 24, 2013, by and between SHP III ARBOR ASHEVILLE, LLC, SHP III ARBOR ATHENS, LLC, SHP III ARBOR CASCADE, LLC, SHP III ARBOR DECATUR, LLC, SHP III ARBOR KNOXVILLE, LLC, SHP III BARRINGTON TERRACE, LLC, SHP III HERON FORT MYERS, LLC, SHP III HERON NAPLES, LLC, SHP III LAWRENCEVILLE, LLC, and American Realty Capital V, LLC

10.24 (14)
First Amendment to Purchase and Sale Agreement, dated as of June 24, 2013, by and between SHP III ARBOR ASHEVILLE, LLC, SHP III ARBOR ATHENS, LLC, SHP III ARBOR CASCADE, LLC, SHP III ARBOR DECATUR, LLC, SHP III ARBOR KNOXVILLE, LLC, SHP III BARRINGTON TERRACE, LLC, SHP III HERON FORT MYERS, LLC, SHP III HERON NAPLES, LLC, SHP III LAWRENCEVILLE, LLC, and American Realty Capital V, LLC

10.25 (14)
Second Amendment to Purchase and Sale Agreement, dated as of July 2, 2013, by and between SHP III Arbor Asheville, LLC, SHP III Arbor Athens, LLC, SHP III Arbor Cascade, LLC, SHP III Arbor Decatur, LLC, SHP III Arbor Knoxville, LLC, SHP III Barrington Terrace, LLC, SHP III Heron Fort Meyers, LLC, SHP III Heron Naples, LLC, SHP III Lawrenceville, LLC, and American Realty Capital V, LLC

10.26 (14)
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

10.27 (15)	Agreement for Purchase and Sale of LIM Healthcare Portfolio: 13 Properties, dated as of September 4, 2013, by and between American Realty Capital V, LLC and LaSalle Medical Office Fund II
10.28 (15)	Letter Agreement, dated as of September 23, 2013, between American Realty Capital V, LLC and LaSalle Medical Office Fund II
10.29 (15)
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.30(15)
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.31 (15)
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

14 (9)	Code of Ethics of the Company
21 (9)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.1 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________
*     Filed herewith

1.	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on August 2, 2011

2.	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012

3.	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A filed with the SEC on November 2, 2010

4.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

5.	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11/A filed with the SEC on January 14, 2011

6.	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012

7.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 6, 2012

8.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

9.	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 12, 2013

10.	Filed as an exhibit to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11/A filed with the SEC on February 11, 2011

11.	Filed as an exhibit to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11/A filed with the SEC on January 28, 2011

12.	Filed as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012.

13.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013

14.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 12, 2013

15.	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013

16.	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	February 26, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	February 26, 2014
Edward M. Weil, Jr.

/s/ Nicholas A. Radesca	Chief Financial Officer (and Principal Financial Officer and Principal Accounting Officer)	February 26, 2014
Nicholas A. Radesca

/s/ William M. Kahane	Director	February 26, 2014
William M. Kahane

/s/ Leslie D. Michelson	Lead Independent Director	February 26, 2014
Leslie D. Michelson

/s/ Robert H. Burns	Independent Director	February 26, 2014
Robert H. Burns

/s/ P. Sue Perrotty	Independent Director	February 26, 2014
P. Sue Perrotty

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the periods ended December 31, 2013. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the periods ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 26, 2014

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$107,719	$48,409
Buildings, fixtures and improvements	1,363,858	552,085
Construction in progress	11,112	—
Acquired intangible lease assets	181,264	77,095
Total real estate investments, at cost	1,663,953	677,589
Less: accumulated depreciation and amortization	(87,350)	(21,262)
Total real estate investments, net	1,576,603	656,327
Cash and cash equivalents	103,447	13,869
Restricted cash	1,381	127
Investment securities, at fair value	14,670	—
Receivable for sale of common stock	—	6,943
Prepaid expenses and other assets	17,431	5,826
Due from affiliate	—	190
Deferred costs, net	21,041	7,386
Total assets	$1,734,573	$690,668

LIABILITIES AND EQUITY
Mortgage notes payable	$259,348	$200,095
Mortgage premium, net	2,769	2,903
Credit facility	—	26,000
Note payable	—	2,500
Below-market lease liabilities, net	5,543	1,692
Derivatives, at fair value	333	643
Accounts payable and accrued expenses	17,460	5,669
Deferred rent and other liabilities	2,949	917
Distributions payable	10,427	2,962
Total liabilities	298,829	243,381
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 180,463,898 and 55,584,641 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,805	556
Additional paid-in capital	1,591,941	476,157
Accumulated other comprehensive loss	(3,243)	(643)
Accumulated deficit	(158,378)	(32,832)
Total stockholders' equity	1,432,125	443,238
Non-controlling interests	3,619	4,049
Total equity	1,435,744	447,287
Total liabilities and equity	$1,734,573	$690,668

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$107,754	$30,379	$2,561
Operating expense reimbursements	11,148	5,194	753
Resident services and fee income	6,451	165	—
Total revenues	125,353	35,738	3,314
Operating expenses:
Property operating and maintenance	46,665	6,564	863
Operating fees to affiliate	—	987	—
Acquisition and transaction related	13,606	9,433	3,415
General and administrative	4,613	905	429
Depreciation and amortization	67,456	19,320	1,535
Total operating expenses	132,340	37,209	6,242
Operating loss	(6,987)	(1,471)	(2,928)
Other income (expenses):
Interest expense	(15,843)	(9,184)	(1,191)
Other income	89	18	2
Income from investment securities	869	—	—
Loss on sale of investment securities	(300)	—	—
Total other expense	(15,185)	(9,166)	(1,189)
Net loss	(22,172)	(10,637)	(4,117)
Net loss (income) attributable to non-controlling interests	(58)	2	32
Net loss attributable to stockholders	(22,230)	(10,635)	(4,085)

Other comprehensive loss:
Designated derivatives, fair value adjustment	310	(397)	(246)
Unrealized loss on investment securities, net	(2,910)	—	—
Comprehensive loss attributable to stockholders	$(24,830)	$(11,032)	$(4,331)

Basic and diluted weighted average shares outstanding	151,683,551	25,008,063	1,649,649
Basic and diluted net loss per share attributable to stockholders	$(0.15)	$(0.43)	$(2.48)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2010	20,000	$—	$200	$—	$(1)	$199	$—	$199
Issuance of common stock	6,924,696	70	68,811	—	—	68,881	—	68,881
Common stock offering costs, commissions and dealer manager fees	—	—	(12,308)	—	—	(12,308)	—	(12,308)
Common stock issued through distribution reinvestment plan	31,438	—	299	—	—	299	—	299
Common stock repurchases	(6,241)	—	(62)	—	—	(62)	—	(62)
Share-based compensation	13,556	—	57	—	—	57	—	57
Distributions declared	—	—	—	—	(1,022)	(1,022)	—	(1,022)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,144	2,144
Other comprehensive loss	—	—	—	(246)	—	(246)	—	(246)
Net loss	—	—	—	—	(4,085)	(4,085)	(32)	(4,117)
Balance, December 31, 2011	6,983,449	70	56,997	(246)	(5,108)	51,713	2,112	53,825
Issuance of common stock	47,997,987	480	477,532	—	—	478,012	—	478,012
Common stock offering costs, commissions and dealer manager fees	—	—	(63,990)	—	—	(63,990)	—	(63,990)
Common stock issued through distribution reinvestment plan	690,994	7	6,557	—	—	6,564	—	6,564
Common stock repurchases	(108,361)	(1)	(1,065)	—	—	(1,066)	—	(1,066)
Share-based compensation	20,572	—	126	—	—	126	—	126
Distributions declared	—	—	—	—	(17,089)	(17,089)	—	(17,089)
Contributions from non-controlling interest holders	—	—	—	—	—	—	2,300	2,300
Distributions to non-controlling interest holders	—	—	—	—	—	—	(361)	(361)
Other comprehensive loss	—	—	—	(397)	—	(397)	—	(397)
Net loss	—	—	—	—	(10,635)	(10,635)	(2)	(10,637)
Balance, December 31, 2012	55,584,641	556	476,157	(643)	(32,832)	443,238	4,049	447,287
Issuance of common stock	119,784,507	1,199	1,188,762	—	—	1,189,961	—	1,189,961
Common stock offering costs, commissions and dealer manager fees	—	—	(121,209)	—	—	(121,209)	—	(121,209)
Common stock issued through distribution reinvestment plan	5,353,449	53	50,804	—	—	50,857	—	50,857
Common stock repurchases	(272,366)	(3)	(2,651)	—	—	(2,654)	—	(2,654)
Share-based compensation	13,667	—	114	—	—	114	—	114
Distributions declared	—	—	—	—	(103,316)	(103,316)	—	(103,316)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(380)	(380)
Increase in interest in Odessa Regional MOB and Methodist North MOB	—	—	(36)	—	—	(36)	(108)	(144)
Other comprehensive loss	—	—	—	(2,600)	—	(2,600)	—	(2,600)
Net income (loss)	—	—	—	—	(22,230)	(22,230)	58	(22,172)
Balance, December 31, 2013	180,463,898	$1,805	$1,591,941	$(3,243)	$(158,378)	$1,432,125	$3,619	$1,435,744

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(22,230)	$(10,635)	$(4,085)
Adjustment to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	42,526	15,066	1,174
Amortization of intangible assets	24,930	4,254	361
Amortization of deferred financing costs	3,982	1,267	122
Amortization of mortgage premium	(826)	(315)	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	444	306	59
Net loss attributable to non-controlling interests	58	(2)	(32)
Bad debt expense	735	—	—
Share-based compensation	114	126	57
Loss on sale of investment securities	300	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(9,248)	(5,076)	(750)
Due from affiliate	190	—	—
Accounts payable and accrued expenses	10,004	2,046	772
Deferred rent and other liabilities	2,032	756	161
Net cash provided by (used in) operating activities	53,011	7,793	(2,161)
Cash flows from investing activities:
Investment in real estate and other assets	(920,541)	(452,546)	(53,348)
Deposits for real estate	(3,590)	—	—
Capital expenditures	(707)	—	—
Purchase of investment securities	(19,593)	—	—
Proceeds from sale of investment securities	1,713	—	—
Net cash used in investing activities	(942,718)	(452,546)	(53,348)
Cash flows from financing activities:
Proceeds from notes payable	—	—	4,500
Payments of note payable	(2,500)	—	(2,000)
Proceeds from mortgage notes payable	—	34,777	—
Payments of mortgage notes payable	(474)	(42)	(20)
Proceeds from credit facility	—	65,000	—
Payments on credit facility	(26,000)	(39,000)	—
Payments of deferred financing costs	(17,160)	(5,996)	(2,779)
Proceeds from issuance of common stock	1,196,904	471,474	68,476
Common stock repurchases	(2,404)	(701)	(37)
Payments of offering costs and fees related to stock issuances	(122,309)	(63,372)	(11,549)
Distributions paid	(44,994)	(7,910)	(376)
Due from/to affiliate	—	(190)	(80)
Contributions from non-controlling interest holders	—	—	4,444
Payments to non-controlling interest holders	(144)	—	—
Distributions to non-controlling interest holders	(380)	(361)	—
Restricted cash	(1,254)	(95)	(32)
Net cash provided by financing activities	979,285	453,584	60,547
Net change in cash	89,578	8,831	5,038
Cash and cash equivalents, beginning of period	13,869	5,038	—
Cash and cash equivalents, end of period	$103,447	$13,869	$5,038

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental Disclosures:
Cash paid for interest	$12,031	$7,801	$629

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$59,727	$54,639	$110,741
Premiums on assumed mortgage notes payable	692	3,218	—
Liabilities assumed in real estate acquisitions	2,637	968	396
Common stock issued through distribution reinvestment plan	50,857	6,564	299
Reclassification of deferred offering costs	—	—	844

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
On April 12, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3 (File No. 333-187900). In April 2013, the Company completed the issuance of the 150.0 million shares of common stock registered in connection with its IPO, plus 1.2 million DRIP shares, and as permitted, reallocated the remaining 23.8 million DRIP shares, available under the Registration Statement to the primary offering. On April 26, 2013, the Company closed the IPO following the successful achievement of its target equity raise, including the shares reallocated from the DRIP. As of December 31, 2013, the Company had 180.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total proceeds of $1.8 billion, including proceeds from shares issued under the DRIP. As of December 31, 2013, the aggregate value of all the common stock outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings and healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in June 2011. As of December 31, 2013, the Company owned 114 properties with an aggregate purchase price of $1.6 billion, comprised of 5.8 million rentable square feet.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no direct employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital V, LLC (the "Sponsor") and, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company were presented as noncontrolling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity ("VIE"). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE's operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary.
In addition, the Company evaluates its investments in marketable securities to determine if they represent variable interests in VIEs. As of December 31, 2013, the Company determined that investments in marketable securities are variable interests in VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. The Company's maximum exposure to loss from these investments does not exceed the carrying value on the accompanying consolidated balance sheet.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.
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
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Acquired intangible assets and lease liabilities consist of the following as of the periods presented:

	December 31,
(In thousands)	2013	2012
Intangible assets:
In-place leases, net of accumulated amortization of $28,763 and $4,568 at December 31, 2013 and 2012, respectively	$143,819	$68,247
Above-market leases, net of accumulated amortization of $1,239 and $516 at December 31, 2013 and 2012, respectively	7,443	3,764
Total intangible lease assets, net	$151,262	$72,011
Intangible liabilities:
Below-market leases, net of accumulated accretion of $564 and $143 at December 31, 2013 and 2012, respectively	$5,543	$1,692
Total intangible lease liabilities, net	$5,543	$1,692

The following table provides the weighted-average amortization and accretion periods for intangible assets and liabilities as of December 31, 2013 and the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	Weighted- Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	8.8	$32,916	$14,976	$14,286	$13,425	$11,727

Above-market lease assets	8.6	$(1,171)	$(1,127)	$(1,063)	$(942)	$(687)
Below-market lease liabilities	6.9	795	785	752	522	356
Total to be deducted from rental income		$(376)	$(342)	$(311)	$(420)	$(331)
Construction in Progress
Construction in progress represents the ground-up development of a medical office building which the Company plans to hold as long-term investment in real estate.  These properties are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company will cease cost capitalization when the property is deemed available for occupancy and a lease has commenced for the property.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2012, $0.3 million was held in an overnight repurchase agreement with the Company's financial institution, in which excess funds over an established threshold were being swept daily. No funds were held in an overnight purchase agreement, as of December 31, 2013.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2013 and 2012, the Company had deposits of $103.4 million and $13.9 million, of which $93.8 million and $4.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and costs incurred in connection with new leases, are deferred and amortized over the term of the lease.
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
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2013, 2012 and 2011.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	3	6,241	$10.00
Year ended December 31, 2012	27	108,361	9.83
Year ended December 31, 2013 (1)	92	272,366	9.75
Cumulative repurchase requests as of December 31, 2013 (1)	122	386,968	$9.77
_____________________________

(1)
Includes 25 unfulfilled repurchase requests consisting of 66,553 shares at an average price per share of $9.62, which were approved for repurchase as of December 31, 2013 and completed in February 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the years ended December 31, 2013 and 2012, the Company issued 5.4 million and 0.7 million shares of common stock with a value of $50.9 million and $6.6 million, respectively, and a par value per share of $0.01, under the DRIP.
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
The Company records all derivatives on the consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in medical office buildings and other healthcare-related facilities and residents in seniors housing communities. Rent paid by each tenant in the Company's three operating segments, excluding seniors housing communities under the RIDEA structure, are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in the Company's seniors housing communities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Resident services and fee income relates to ancillary services performed for residents in the Company's seniors housing communities. Fees for ancillary services are recorded in the period in which the services are performed.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs were only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of the IPO. As of the end of the IPO in April 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO. (See Note 12 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 14 — Share-Based Compensation).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. The Company distributed to its stockholders 100% of its ordinary taxable income for each of the years ended December 31, 2013, 2012 and 2011. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in the Company's financial statements. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The following table details the composition of the Company's tax expense for the year ended December 31, 2013, which includes federal and state income taxes incurred by the Company's TRS entities. These income taxes are reflected in general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. The Company did not incur any federal or state tax expenses during the year ended December 31, 2012 and 2011.

	Year Ended December 31, 2013
(In thousands)	Expense	Deferred
Federal	$296	$90
State	228	20
	$524	$110

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

As of December 31, 2013, the Company owned 26 seniors housing communities, that are owned by a taxable REIT subsidiary ("TRS"), which are owned by the OP. A TRS is subject to federal, state and local income taxes. Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 consisted of deferred rent, depreciation and net operating loss carry forwards. As of December 31, 2013, the Company had a deferred tax asset of $0.6 million and a valuation allowance of $0.5 million. The Company did not have any deferred tax assets as of December 31, 2012.
The TRSs have federal and state net operating loss carry forwards as of December 31, 2013 and 2012 of $0.5 million, which will expire through 2034. The Company has concluded that it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Company has established a valuation allowance against these deferred tax assets.
As of December 31, 2013, the Company had no material uncertain income tax position. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Per Share Data
Net income (loss) attributed to stockholders per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) attributed to stockholders per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period and is calculated using the if-converted method whereby the Company assumes that dilutive securities are converted at the beginning of the fiscal period or at the time of issuance, whichever is later.
Reportable Segments
The Company has determined that it has three reportable segments, from activities related to investing in medical office buildings and outpatient facilities; seniors housing communities; and hospitals, post-acute care and other facilities. Management evaluates the operating performance of the Company's investments in real estate and seniors housing communities on an individual property level.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess initially qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Real estate investments, at cost:
Land	$59,310	$38,193	$10,216
Buildings, fixtures and improvements	811,596	421,572	130,594
Construction in progress	11,112	—	—
Total tangible assets	882,018	459,765	140,810
Acquired intangibles:
In-place leases	100,480	52,169	20,695
Above-market lease assets	5,371	744	3,536
Below-market lease liabilities	(4,272)	(1,307)	(556)
Total assets acquired, net	983,597	511,371	164,485
Mortgage notes payable assumed or used to acquire real estate investments	(59,727)	(54,639)	(110,741)
Premium on mortgages assumed	(692)	(3,218)	—
Other liabilities assumed	(2,637)	(968)	(396)
Cash paid for acquired real estate investments	$920,541	$452,546	$53,348
Number of properties purchased	64	36	14
Land, buildings, fixtures and improvements and in-place lease intangibles of $122.3 million, are comprised of $9.4 million, $98.5 million and $14.4 million, respectively, which have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist. The following table reflects the number and related purchase prices of properties acquired, excluding land and related construction in progress, during the years ended December 31, 2013, 2012 and 2011:

	Number of Properties	Base Purchase Price
		(In thousands)
Year ended December 31, 2011	14	$164,485
Year ended December 31, 2012	36	508,108
Year ended December 31, 2013	64	970,000
Total portfolio as of December 31, 2013	114	$1,642,593

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2013, had been consummated on January 1, 2011. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $15.6 million from the year ended December 31, 2013 to the year ended December 31, 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Pro forma revenues	$208,815	$169,907	$51,468
Pro forma net income attributable to stockholders	$(6,568)	$(14,088)	$(20,563)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rental Cash Payments
2014	$92,407
2015	93,373
2016	93,719
2017	92,314
2018	86,782
Thereafter	552,618
$1,011,213
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented approximately 10% or greater of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2013, 2012 and 2011:

	December 31,
Tenant	2013	2012	2011
UnitedHealth Group Incorporated	9.9%	*	*
Reliant Rehabilitation	*	9.6%	22.9%
Carson Tahoe Regional Healthcare	*	*	11.4%
Global Rehabilitation Hospital	*	*	10.1%
_________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all tenants as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents approximately 10% or more of annualized rental income as of December 31, 2013, 2012 and 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table lists the states where the Company has concentrations of properties where annualized rental income represented approximately 10% of or more consolidated annualized rental income as of December 31, 2013, 2012 and 2011:

	December 31,
State	2013	2012	2011
Florida	10.2%	*	*
Georgia	18.2%	22.4%	*
Illinois	*	10.8%	14.5%
Nevada	*	*	31.1%
Oregon	10.3%	*	*
Texas	14.0%	21.3%	45.8%
_________________

*	State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Investment Securities
As of December 31, 2013, the Company had investments in common stock, redeemable preferred stock and a senior note with a fair value of $14.7 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be permanently impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2013. The Company did not have any such investments as of December 31, 2012.

	December 31, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$17,580	$202	$(3,112)	$14,670
Unrealized losses as of December 31, 2013 were considered temporary and therefore no impairment was recorded during the year ended December 31, 2013. During the year ended December 31, 2013, the Company sold investments in common stock and senior notes with a cost basis of $2.0 million for $1.7 million, resulting in a realized loss on sale of investment securities of $0.3 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior note matures in 29.2 years and has an interest rate of 5.5% as of December 31, 2013.
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
Pursuant to the Credit Facility, the Company had the option, based on it's corporate leverage, to have the Credit Facility advances priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.00% to 3.00%; or (b) the Base Rate, plus an applicable margin that ranges from 0.75% to 1.75%. Base Rate was defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate" or (ii) 0.5% above the federal funds effective rate. The Credit Facility required an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeded or was equal to or less than 50% of the available facility, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

On July 24, 2013, the Company entered into an unsecured amended and restated credit agreement (the "Amended Facility") which allows for total borrowings of up to $755.0 million, comprised of a $500.0 million term loan component and a $255.0 million revolving loan component. The Amended Facility also contains a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an "accordion feature" to allow the Company, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
Pursuant to the Amended Facility, the Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by Key Bank as its "prime rate," (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%.
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
As of December 31, 2012, the balance under the Credit Facility was $26.0 million. This balance was repaid in full in January 2013. There were no advances outstanding as of December 31, 2013. The Company's unused borrowing capacity was $315.3 million, based on the assets assigned to the Amended Facility as of December 31, 2013. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The Credit Facility and Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2013, the Company was in compliance with the financial covenants under the Amended Facility agreement.
Note 6 — Note Payable
In September 2011, the Company entered into an unsecured $4.5 million note payable with an unaffiliated third party investor. The note bore interest at a fixed rate of 8.0% per annum and was due to mature in September 2014. The note had two one-year extension options. The note required monthly interest payments with the principal balance due at maturity. The note could be repaid at any time, in whole or in part, without premium or penalty. Notwithstanding the foregoing, after the initial maturity date, the lender had a right to require the repayment in full of any outstanding principal and interest under the note upon 60 days' notice. The note was repaid in full in January 2013 at the Company's election.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2013 and 2012 consist of the following:

		Outstanding Loan Amount as of December 31,		Effective
Portfolio	Encumbered Properties	2013	2012	Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana ASC - Texarkana, TX	1	$2,143	$2,187	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Center - Carson City, NV (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza - Las Vegas, NV (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation - Phoenix, AZ (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation - Dallas, TX (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Select Rehabilitation - San Antonio, TX (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza - Tomball, TX (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional MOB - Odessa, TX	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North MOB - Peoria, IL	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Health MOB - Monona, WI	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation - Houston, TX (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center - Santa Ana (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Sisters of Mercy Building - Springfield, MO	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Plaza - Lehigh Acres, FL	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building - Plymouth, MN	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe MOB West - Carson City, NV	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Clackamas, OR	1	3,114	—	7.48%		Fixed	Jan. 2031
Pelican Pointe - Klamath Falls, OR	1	12,460	—	5.16%		Fixed	Apr. 2022
Fayette MOB - Fayetteville, GA	1	6,986	—	5.18%		Fixed	Sep. 2015
Benton House - Anderson, SC	1	8,149	—	4.86%		Fixed	Dec. 2018
Benton House - Covington, GA	1	8,121	—	5.26%		Fixed	May 2019
Arbor Terrace - Asheville, SC	1	9,497	—	5.58%		Fixed	Feb. 2018
Arbor Terrace - Decatur, GA	1	10,970	—	5.57%		Fixed	Jan. 2018
Total	28	$259,348	$200,095	5.09%	(3)
_________________

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

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2013:

(In thousands)	Future Principal Payments
2014	$1,038
2015	113,975
2016	20,545
2017	75,041
2018	27,346
Thereafter	21,403
$259,348
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2013 and 2012, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013
Interest rate swaps	$—	$(333)	$—	$(333)
Investment securities	$14,670	$—	$—	$14,670
December 31, 2012
Interest rate swaps	$—	$(643)	$—	$(643)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2013 or 2012.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable and premiums, net	3	$262,117	$266,242	$202,998	$209,906
Credit facility	3	$—	$—	$26,000	$26,000
Note payable	3	$—	$—	$2,500	$2,851
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
Note 9 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company, and its affiliates, may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
As of December 31, 2013 and 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	December 31, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swaps	3	$22,266	3	$22,266
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of December 31, 2013 and 2012:

(In thousands)	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(333)	$(643)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$62	$(624)	$(246)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(248)	$(227)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2013 and 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2013	$(333)	$—	$(333)	$—	$—	$(333)
December 31, 2012	$(643)	$—	$(643)	$—	$—	$(643)
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
As of December 31, 2013, the fair value of derivatives in a liability position related to these agreements, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.4 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at December 31, 2013.
Note 10 — Common Stock
As of December 31, 2013 and 2012, the Company had 180.5 million and 55.6 million shares of common stock outstanding, including DRIP issuances, from total proceeds of $1.8 billion and $553.0 million, respectively.
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
December 31, 2013

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

(In thousands)	Future Minimum Base Cash Rental Payments Due
2014	$613
2015	620
2016	626
2017	633
2018	656
Thereafter	23,109
$26,257
Purchase Commitments
In July 2013, the Company entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of December 31, 2013, the Company has funded $1.7 million and $11.1 million for the land and construction in progress, respectively.
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2013, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Property Damages
On October 20, 2013, an electrical transformer malfunctioned at the Company's Michiana Oncology property located in Mishiwaka, Indiana, resulting in significant electrical damage within a portion of the building. The tenant completed the work necessary to repair the damage in December 2013. The tenant's property and other insurance absorbed the cost of fixing the damage. The Company does not expect any insurance or legal claims to arise from this incident. The tenant remained current with their rental obligations, and no loss of revenue was incurred by the Company.
Note 12 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of December 31, 2013 and 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Fees Paid in Connection with the IPO
The Dealer Manager was entitled to receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds, from the sale of common stock, before reallowance to participating broker-deals, as a dealer-manager fee. The Dealer Manager was permitted to reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Total commissions and fees from the Dealer Manager (1)	$117,343	$47,412	$6,733	$(18)	$625
_________________

(1)	Includes reimbursements received for selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO.
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

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$1,901	$13,717	$2,997	$—	$73
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
December 31, 2013

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
Effective October 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company issues (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The calculation of the asset management fees has also been revised to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of December 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the year ended December 31, 2013, the board of directors approved the issuance of 709,180 Class B Units to the Advisor in connection with this arrangement. There were no such Class B Units issued as of December 31, 2012.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the IPO and included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the consolidated statement of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,
	2013		2012		2011		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements, net(1)	$5,909	$—	$7,851	$—	$2,699	$—	$—	$143
Transaction fee	306	—	—	—	—	—	—	—
Financing coordination fees	8,166	—	2,882	—	1,279	—	—	—
Other expense reimbursements	—	—	149	—	—	—	—	—
Ongoing fees:
Asset management fees(2)	—	—	987	597	—	154	—	—
Property management	—	1,394	—	446	—	39	—	—
Transfer agent and other professional fees	1,475	—	—	—	—	—	235	—
Strategic advisory fees	920	—	—	—	—	—	—	—
Distributions on Class B Units	220	—	—	—	—	—	—	—
Total related party operation fees and reimbursements	$16,996	$1,394	$11,869	$1,043	$3,978	$193	$235	$143
_________________
(1) During the year ended December 31, 2013, the Advisor reimbursed the Company $4.7 million for acquisition expenses and legal reimbursements incurred.
(2) Effective October 1, 2012, the Company issues (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.
The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the years ended December 31, 2013, 2012 or 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including asset management and property management fees. Because the Advisor and the Property Manager waived certain fees, cash flows from operations that would have been paid to the Advisor and the Property Manager were available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager in any subsequent periods. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. For the years ended December 31, 2013 and 2012, the Advisor absorbed $0.3 million and $0.2 million of the Company's general and administrative costs. There were no general and administrative costs absorbed by the Advisor during the year ended December 31, 2011. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. The Company did not have a receivable due from the Advisor related to the absorbed general and administrative costs as of December 31, 2013 and 2011. As of December 31, 2012, the Company had a receivable of $0.2 million due from the Advisor related to absorbed general and administrative costs as presented on the accompanying consolidated balance sheets.
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. As of December 31, 2013, the Company has incurred an aggregate of $1.5 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss and in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
In December 2013, the Company entered into an information agent and advisory services agreement with Realty Capital Securities and American National Stock Transfer, entities owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. As of December 31, 2013, the Company has incurred an aggregate of $0.6 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in acquisition and transaction related costs on the accompanying consolidated statement of operations and comprehensive loss and in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
The investment banking division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to the greatest of (i) an amount equal to 0.25% of Transaction Value (as defined above), (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the listing. If one of the above events does not occur, the Dealer Manager will receive a base advisory services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. No such amounts were incurred during years ended December 31, 2013, 2012 or 2011.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the years ended December 31, 2013, 2012 or 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6.0% return, but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the years ended December 31, 2013, 2012 or 2011.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the sum of the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6.0% return, but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during years ended December 31, 2013, 2012, or 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution. The subordinated incentive listing distribution will be paid in the form of a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale of a property, loan or other investment after the date of the listing.
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
Note 14 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is fixed at $10.00 per share. Once the Company begins calculating a fair market value of the common stock, the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2013 and 2012, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the years ended December 31, 2013, 2012, and 2011:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	12,000	9.25
Vested	(1,800)	10.00
Forfeitures	(2,400)	10.00
Unvested, December 31, 2012	16,800	9.46
Granted	12,000	9.00
Vested	(10,800)	9.28
Unvested, December 31, 2013	18,000	$9.23
As of December 31, 2013, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.9 years.
The fair value of the restricted shares, based on the price per share in the IPO, excluding commissions, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was $0.1 million, $27,000 and $16,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Shares issued in lieu of cash	1,667	10,972	4,556
Value of shares issued in lieu of cash (in thousands)	$15	$99	$41
Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net loss attributable to stockholders (in thousands)	$(22,230)	$(10,635)	$(4,085)
Basic and diluted weighted average common shares outstanding	151,683,551	25,008,063	1,649,649
Basic and diluted net loss per share attributable to stockholders	$(0.15)	$(0.43)	$(2.48)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company had the following common share equivalents as of December 31, 2013, 2012 and 2011, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	December 31,
	2013	2012	2011
Unvested restricted stock	18,000	16,800	9,000
OP Units	202	202	202
Class B Units	709,180	—	—
Total common share equivalents	727,382	17,002	9,202
Note 16 — Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2013 and 2012, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of December 31, 2013		As of December 31, 2012		Distributions
		Net Investment	Non-Controlling Ownership	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	Amount as of December 31, 2013	Percentage as of December 31, 2013	Investment Arrangement	Investment Arrangement	Investment Arrangement	Investment Arrangement	2013	2012
Reliant Rehabilitation - Dallas, TX	Nov. 2011	$2,000	20%	$31,735	$24,850	$32,981	$24,850	$162	$166
Odessa Regional MOB - Odessa, TX (1)	Dec. 2011	—	—%	—	—	7,036	4,047	7	—
Methodist North MOB - Peoria, IL (1)	Dec. 2011	—	—%	—	—	23,795	13,544	24	—
University of Wisconsin Health MOB - Monona, WI	Mar. 2012	2,300	25%	8,739	5,039	8,993	5,039	187	195
Total		$4,300		$40,474	$29,889	$72,805	$47,480	$380	$361
_________________
(1) During the year ended December 31, 2013, the Company fully redeemed the third parties' interest in Odessa Regional MOB and Methodist North MOB for an aggregate of $0.1 million.

Note 17 — Segment Reporting
During the years ended December 31, 2013 and 2012, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings and outpatient facilities; seniors housing communities; and hospitals, post-acute care and other facilities. The Company did not own any seniors housing communities and therefore, operated in two reportable business segments during the year ended December 31, 2011.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings and outpatient facilities segment primarily consists of investing in medical office buildings and leasing those properties to healthcare-related tenants under long-term leases, which may require such tenants to pay property-related expenses. The seniors housing communities segment primarily consists of investments in seniors housing communities located in the United States which we lease or engage independent third-party managers. The hospital, post-acute care and other facilities primarily consists of investments in hospitals and inpatient rehabilitation facilities under long-term leases, which require such tenants to pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the property. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
(In thousands)	Medical Office Buildings and Outpatient Facilities	Seniors Housing Communities	Hospitals, Post-Acute Care and Other Facilities	Consolidated
Revenues:
Rental income	$45,917	$41,890	$19,947	$107,754
Operating expense reimbursements	8,352	—	2,796	11,148
Resident services and fee income	—	6,451	—	6,451
Total revenues	54,269	48,341	22,743	125,353

Property operating and maintenance	10,235	33,152	3,278	46,665
Net operating income	$44,034	$15,189	$19,465	78,688
Operating fees to affiliate				—
Acquisition and transaction related				13,606
General and administrative				4,613
Depreciation and amortization				67,456
Interest expense				15,843
Income from investments				(869)
Other income				(89)
Loss on sale of investment securities				300
Net loss attributable to non-controlling interests				58
Net loss attributable to stockholders				$(22,230)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

	Year Ended December 31, 2012
(In thousands)	Medical Office Buildings and Outpatient Facilities	Seniors Housing Communities	Hospitals, Post-Acute Care and Other Facilities	Consolidated
Revenues:
Rental income	$15,839	$1,740	$12,800	$30,379
Operating expense reimbursements	2,520	—	2,674	5,194
Resident services and fee income	—	165	—	165
Total revenues	18,359	1,905	15,474	35,738

Property operating and maintenance	2,734	1,101	2,729	6,564
Net operating income	$15,625	$804	$12,745	29,174
Operating fees to affiliate				987
Acquisition and transaction related				9,433
General and administrative				905
Depreciation and amortization				19,320
Interest expense				9,184
Income from investments				—
Other income				(18)
Loss on sale of investment securities				—
Net loss attributable to non-controlling interests				(2)
Net loss attributable to stockholders				$(10,635)

	Year Ended December 31, 2011
(In thousands)	Medical Office Buildings and Outpatient Facilities	Seniors Housing Communities	Hospitals, Post-Acute Care and Other Facilities	Consolidated
Revenues:
Rental income	$1,086	$—	$1,475	$2,561
Operating expense reimbursements	173	—	580	753
Resident services and fee income	—	—	—	—
Total revenues	1,259	—	2,055	3,314

Property operating and maintenance	280	—	583	863
Net operating income	$979	$—	$1,472	2,451
Operating fees to affiliate				—
Acquisition and transaction related				3,415
General and administrative				429
Depreciation and amortization				1,535
Interest expense				1,191
Income from investments				—
Other income				(2)
Loss on sale of investment securities				—
Net loss attributable to non-controlling interests				(32)
Net loss attributable to stockholders				$(4,085)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table reconciles the segment activity to consolidated total assets as of December 31, 2013 and 2012:

	December 31,	December 31,
(In thousands)	2013	2012
Assets
Investments in real estate:
Medical office buildings and outpatient facilities	$779,228	$407,062
Seniors housing communities	442,863	85,249
Hospitals, post-acute care and other facilities	354,512	164,016
Total reportable segments, net	1,576,603	656,327
Cash	103,447	13,869
Restricted cash	1,381	127
Investment securities, at fair value	14,670	—
Receivable for sale of common stock	—	6,943
Prepaid expenses and other assets	17,431	5,826
Due from affiliate	—	190
Deferred costs, net	21,041	7,386
Total assets	$1,734,573	$690,668
Note 18 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013, 2012 and 2011:

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$18,678	$23,937	$34,147	$48,591
Net loss attributable to stockholders	$(3,606)	$(3,258)	$(5,475)	$(9,891)
Basic and diluted weighted average common shares outstanding	77,029,025	170,124,871	178,231,121	179,929,602
Basic and diluted net loss per share attributable to stockholders	$(0.05)	$(0.02)	$(0.03)	$(0.05)

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$4,707	$6,875	$10,194	$13,962
Net loss attributable to stockholders	$(1,424)	$(3,456)	$(2,061)	$(3,694)
Basic and diluted weighted average common shares outstanding	9,742,753	18,017,661	28,039,574	43,990,171
Basic and diluted net loss per share attributable to stockholders	$(0.15)	$(0.19)	$(0.07)	$(0.08)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

	Quarters Ended
(In thousands, except for share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$—	$12	$436	$2,866
Net loss attributable to stockholders	$(35)	$(277)	$(1,118)	$(2,655)
Basic and diluted weighted average common shares outstanding	20,000	230,133	1,510,422	4,787,183
Basic and diluted net loss per share attributable to stockholders	NM	$(1.20)	$(0.74)	$(0.55)
_________________
NM - Not Meaningful
Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2014 to February 26, 2014:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio as of December 31, 2013	114	5,830,271	$1,642,593
Acquisitions	6	393,264	129,525
Total portfolio as of February 26, 2014	120	6,223,535	$1,772,118
_________________
(1)    Contract purchase price, excluding acquisition related costs.

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

					Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date		Encumbrances at December 31, 2013	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2013 (1) (2)		Accumulated Depreciation (3) (4)
Texarkana ASC - Texarkana	TX	6/21/2011		$2,143	$786	$3,143	$—	$3,929		$468
DaVita Dialysis - Marked Tree	AR	6/30/2011	(5)	—	64	1,219	—	1,283		180
DaVita Dialysis - Rockford	IL	7/25/2011	(5)	—	—	1,797	—	1,797		204
Carson Tahoe Specialty Medical Center - Carson City	NV	9/19/2011		21,751	2,205	22,934	—	25,139		3,349
Durango Medical Plaza - Las Vegas	NV	9/19/2011		17,172	2,389	16,065	56	18,428	(6)	2,604
CareMeridian Rehabilitation - Phoenix	AZ	9/15/2011		6,936	804	7,236	—	8,040		923
Reliant Rehabilitation - Dallas	TX	11/22/2011		24,850	1,422	27,024	—	28,446		3,190
Select Rehabilitation - San Antonio	TX	11/22/2011		12,714	1,447	13,027	—	14,474		1,538
Spring Creek Medical Plaza - Tomball	TX	11/22/2011		7,477	705	7,314	1	7,490	(6)	875
Odessa Regional MOB- Odessa	TX	12/19/2011		4,047	—	6,463	—	6,463		797
Methodist North MOB - Peoria	IL	12/19/2011		13,544	—	21,917	—	21,917		2,131
Cooper Health MOB I - Willingboro	NJ	12/29/2011	(5)	—	394	2,455	62	2,911		288
Village Healthcare Center - Santa Ana	CA	1/13/2012		1,906	1,584	2,376	—	3,960		269
BioLife Sciences Building - Denton	TX	1/20/2012	(5)	—	1,027	4,109	—	5,136		370
University of Wisconsin Health MOB - Monona	WI	3/6/2012		5,039	816	7,344	—	8,160		628
Carson Tahoe MOB West - Carson City	NV	3/8/2012		4,675	—	7,111	—	7,111		823
Henry Ford Dialysis Center - Southfield	MI	3/15/2012	(5)	—	126	2,402	—	2,528		207
Sisters of Mercy Building - Springfield	MO	4/10/2012		5,500	490	9,311	—	9,801		760
East Pointe Medical Plaza - Lehigh Acres	FL	4/18/2012		5,260	473	8,980	—	9,453		698
DaVita Dialysis - Paoli	IN	5/4/2012	(5)	—	167	1,503	—	1,670		118
Reliant Rehabilitation - Houston	TX	5/9/2012		13,437	1,330	25,262	—	26,592		2,386
PAPP Clinic - Newnan	GA	5/14/2012	(5)	—	955	3,821	65	4,841		297
Unitron Hearing Building - Plymouth	MN	5/15/2012		4,000	822	7,394	—	8,216		656
Cooper Health MOB II - Willingboro	NJ	5/22/2012	(5)	—	158	3,923	—	4,081		368
Fresenius Medical - Metairie	LA	5/23/2012	(5)	—	660	2,642	—	3,302		197
Sunnyvale Medical Plaza - Sunnyvale	TX	5/31/2012	(5)	—	951	10,290	—	11,241		1,053
Texas Clinic at Arlington - Arlington	TX	5/31/2012	(5)	—	2,689	16,833	143	19,665		1,559
Pinnacle Health - Harrisburg	PA	6/12/2012	(5)	—	485	10,797	—	11,282		1,028
Cancer Care Partners - Mishawaka	IN	6/15/2012	(5)	—	1,188	22,578	—	23,766		1,668
Aurora Health Care - Hartford	WI	7/26/2012		19,120	2,295	20,659	—	22,954		1,366
Aurora Health Care - Neenah	WI	7/26/2012		7,840	470	8,932	—	9,402		591
Aurora Health Care - Two Rivers	WI	7/26/2012		22,640	1,359	25,816	—	27,175		1,707
Baylor Institute for Rehabilitation - Fort Worth	TX	8/22/2012	(5)	—	1,413	12,720	—	14,133		961
Bronson Lakeview - Paw Paw	MI	9/27/2012	(5)	—	1,362	25,871	—	27,233		1,509

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

					Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date		Encumbrances at December 31, 2013	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2013 (1) (2)	Accumulated Depreciation (3) (4)
Benton Village - Palm Coast	FL	11/21/2012	(5)	—	1,053	15,446	—	16,499	607
Benton House - Douglasville	GA	11/21/2012	(5)	—	1,201	13,104	—	14,305	519
Benton Village - Stockbridge	GA	11/21/2012	(5)	—	1,770	14,303	20	16,093	592
Benton House - Sugar Hill	GA	11/21/2012	(5)	—	1,337	14,216	—	15,553	566
Benton House - Newnan	GA	12/4/2012	(5)	—	1,023	18,505	—	19,528	659
Advocate Beverly Center - Chicago	IL	11/28/2012	(5)	—	1,971	12,451	—	14,422	700
Rush Copley POB I - Aurora	IL	11/29/2012	(5)	—	—	23,236	—	23,236	1,331
CareMeridian Rehabilitation - La Mesa	CA	12/14/2012	(5)	—	1,313	3,938	—	5,251	242
Wellmont Blue Ridge MOB - Bristol	TN	12/27/2012	(5)	—	218	4,143	—	4,361	193
Albany Medical Center MOB - Albany	NY	12/28/2012	(5)	—	3,693	9,534	—	13,227	507
Michiana Oncology - Mishawaka	IN	12/28/2012	(5)	—	1,794	17,137	—	18,931	810
Metro Health - Wyoming	MI	12/28/2012	(5)	—	826	4,682	—	5,508	218
Rush Copley POB II - Aurora	IL	12/28/2012	(5)	—	—	23,553	—	23,553	1,398
North Valley Orthopedic Surgery Center - Phoenix	AZ	12/31/2012	(5)	—	1,174	6,652	—	7,826	310
Scott & White Healthcare - Kingsland	TX	2/21/2013	(5)	—	196	3,733	—	3,929	145
Salem Medical - Woodstown	NJ	3/1/2013	(5)	—	162	3,086	—	3,248	120
Northside East Cobb Medical Campus - Marietta	GA	3/22/2013	(5)	—	764	16,165	196	17,125	863
Rex Wellness Center - Garner	NC	3/27/2013	(5)	—	790	7,110	—	7,900	249
Princeton Village - Clackamas	OR	3/28/2013		3,114	766	5,813	—	6,579	148
Pelican Pointe - Klamath Falls	OR	3/28/2013		12,460	357	19,179	—	19,536	461
Lakeview Terrace - Lake Havasu	AZ	4/3/2013	(5)	—	369	7,009	—	7,378	260
Crystal Lakes Medical Arts - Crystal Lake	IL	4/30/2013	(5)	—	1,577	15,349	—	16,926	555
St. Francis Cancer Center - Midlothian	VA	5/2/2013	(5)	—	—	16,578	—	16,578	707
Advocate Good Shepard - Crystal Lake	IL	5/2/2013	(5)	—	471	6,628	—	7,099	410
Dakota Ridge Medical Center - Littleton	CO	5/2/2013	(5)	—	553	6,332	—	6,885	418
Pheasant Pointe - Molalla	OR	5/3/2013	(5)	—	621	6,627	—	7,248	145
Cedar Village - Salem	OR	5/3/2013	(5)	—	617	10,148	—	10,765	210
Ocean Ridge - Coos Bay	OR	5/3/2013	(5)	—	1,621	11,127	6	12,754	288
Spectrum Health MOB - Wyoming	MI	5/15/2013	(5)	—	1,504	13,538	—	15,042	421
Memorial Hermann MOB - Houston	TX	6/4/2013	(5)	—	602	11,430	—	12,032	311
UC Davis MOB - Folsom	CA	6/17/2013	(5)	—	707	7,553	29	8,289	207
Wyndcrest - Rochester	IL	7/1/2013	(5)	—	276	4,587	—	4,863	76
Fayette MOB - Fayetteville	GA	7/16/2013		6,986	—	15,326	—	15,326	364
Garden House - Anderson	SC	7/26/2013		8,149	520	12,187	—	12,707	170

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

					Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date		Encumbrances at December 31, 2013	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2013 (1) (2)	Accumulated Depreciation (3) (4)
Arbor Terrace - Athens	GA	7/31/2013	(5)	—	1,265	15,877	33	17,175	196
Arbor Terrace of Cascade - Atlanta	GA	7/31/2013	(5)	—	1,762	6,890	13	8,665	120
Arbor Terrace - Decatur (Land)	GA	7/31/2013		—	1,788	—	—	1,788	—
Arbor Terrace - Largo	FL	7/30/2013	(5)	—	1,052	6,691	2	7,745	102
Arbor - Terrace of Knoxville	TN	7/31/2013	(5)	—	364	16,292	—	16,656	213
Barrington Terrace - Fort Myers	FL	7/31/2013	(5)	—	1,522	14,359	—	15,881	239
Barrington Terrace - Naples	FL	7/31/2013	(5)	—	1,684	20,181	24	21,889	305
Clearwater Springs - Vancouver	WA	8/1/2013	(5)	—	740	9,799	—	10,539	141
Redwood Heights - Salem	OR	8/1/2013	(5)	—	1,070	10,077	—	11,147	145
Ocean Crest - Coos Bay	OR	8/1/2013	(5)	—	235	3,453	—	3,688	56
Benton House - Covington	GA	8/2/2013		8,121	1,025	12,115	—	13,140	173
Via Christi Clinic - Wichita	KS	8/20/2013		—	705	6,341	—	7,046	99
United Healthcare - Cypress	CA	9/24/2013		—	310	47,879	—	48,189	578
United Healthcare - Indianapolis	IN	9/24/2013		—	4,160	28,037	—	32,197	338
United Healthcare - Onlaska	WI	9/24/2013		—	700	7,268	—	7,968	88
United Healthcare - Wawatosa	WI	9/24/2013		—	4,270	15,274	—	19,544	184
Athens Medical Complex - Athens	GA	9/27/2013		—	1,476	14,402	—	15,878	214
Restora Hospital - Sun City	AZ	9/27/2013		—	860	16,352	—	17,212	232
Restora Hospital - Mesa	AZ	9/27/2013		—	861	16,345	—	17,206	232
West Valley Medical Center - Buckeye	AZ	9/27/2013		—	1,535	6,140	—	7,675	72
Lutheran Medical Arts - Ft. Wayne	IN	9/27/2013		—	—	11,165	—	11,165	162
DuPont Road MOB - Ft. Wayne	IN	9/27/2013		—	—	8,124	46	8,170	121
Crozer-Keystone I - Springfield	PA	9/27/2013		—	2,423	46,043	—	48,466	537
Crozer-Keystone II - Springfield	PA	9/27/2013		—	1,696	9,610	—	11,306	112
Aventura Medical Plaza - Aventura	FL	9/27/2013		—	667	13,875	—	14,542	273
Spartanburg Regional MOB - Spartanburg	SC	9/27/2013		—	—	17,824	—	17,824	231
Virginia Urology Center - Richmond	VA	9/27/2013		—	1,757	15,813	—	17,570	184
St. Peter's Recovery Center - Guilderland	NY	9/27/2013		—	404	7,682	—	8,086	97
Capital Regional MOB - Tallahassee	FL	9/30/2013		—	—	8,210	—	8,210	172
Arbor Terrace - Asheville	NC	10/4/2013		9,497	832	16,080	11	16,923	121
Arbor Terrace - Decatur	GA	10/4/2013		10,970	872	20,491	—	21,363	144
Gardens at Westlake - Westlake	OH	10/31/2013		—	1,591	19,390	—	20,981	99
Baylor Orthopedic & Spine - Arlington	TX	11/5/2013		—	—	23,914	—	23,914	237
Trinity Health Medical Arts - Minot	ND	11/6/2013		—	572	10,867	—	11,439	85

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

				Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2013 (1) (2)	Accumulated Depreciation (3) (4)
TriSun Care Center - San Antonio	TX	11/21/2013	—	1,044	9,392	—	10,436	44
Allina Health - Elk River	MN	11/25/2013	—	544	5,991	—	6,535	19
Riverdale MOB - Riverdale	GA	12/6/2013	—	438	8,721	—	9,159	36
Wellington ALF - Minot	ND	12/16/2013	—	1,480	8,388	—	9,868	—
Spartanburg ASC - Spartanburg	SC	12/24/2013	—	600	11,398	—	11,998	—
Solana at Cinco Ranch - Katy	TX	12/30/2013	—	2,786	65,340	—	68,126	—
Aurora Healthcare - Kenosha	WI	7/1/2013	—	1,747	—	—	1,747	—
			$259,348	$107,719	$1,363,763	$707	$1,471,577	$57,347
_________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $181.3 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $1.6 billion.

(3)	The accumulated depreciation column excludes $30.0 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(5)	These properties collateralize the credit facility which had no advances outstanding as of December 31, 2013.

(6)	Gross amount is net of tenant improvement write-offs $0.6 million due to early tenant lease terminations.
ALF — Assisted Living Facility
ASC — Ambulatory Surgery Center
MOB — Medical Office Building
POB — Physicians Office Building

American Realty Capital Healthcare Trust, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and December 31, 2011:

	December 31,
	2013	2012	2011
Real estate investments, at cost:
Balance at beginning of year	$600,494	$140,810	$—
Additions - Acquisitions	871,612	459,765	140,810
Disposals	(529)	(81)	—
Balance at end of the year	$1,471,577	$600,494	$140,810

Accumulated depreciation and amortization:
Balance at beginning of year	$16,178	$1,174	$—
Depreciation expense	41,232	15,010	1,174
Disposals	(63)	(6)	—
Balance at end of the year	$57,347	$16,178	$1,174