Form 10-Q
period 2014-03-31
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2014-05-15
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014
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

The number of outstanding shares of the registrant's common stock on May 9, 2014 was 169,301,905 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$121,978	$107,719
Buildings, fixtures and improvements	1,556,438	1,363,858
Construction in progress	16,148	11,112
Acquired intangible lease assets	199,630	181,264
Total real estate investments, at cost	1,894,194	1,663,953
Less: accumulated depreciation and amortization	(116,558)	(87,350)
Total real estate investments, net	1,777,636	1,576,603
Cash and cash equivalents	142,928	103,447
Restricted cash	1,841	1,381
Investment securities, at fair value	16,297	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	19,693	17,431
Deferred costs, net	23,715	21,041
Total assets	$1,990,910	$1,734,573
LIABILITIES AND EQUITY
Mortgage notes payable	$298,650	$259,348
Mortgage premiums, net	4,192	2,769
Credit facility	231,500	—
Below-market lease liabilities, net	5,345	5,543
Derivatives, at fair value	314	333
Accounts payable and accrued expenses	21,452	17,460
Deferred rent and other liabilities	5,267	2,949
Distributions payable	10,522	10,427
Total liabilities	577,242	298,829
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 182,136,090 and 180,463,898 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,821	1,805
Additional paid-in capital	1,607,456	1,591,941
Accumulated other comprehensive loss	(1,597)	(3,243)
Accumulated deficit	(195,863)	(158,378)
Total stockholders' equity	1,411,817	1,432,125
Non-controlling interests	1,851	3,619
Total equity	1,413,668	1,435,744
Total liabilities and equity	$1,990,910	$1,734,573

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$47,517	$15,987
Operating expense reimbursements	4,184	2,189
Resident services and fee income	4,288	502
Total revenues	55,989	18,678
Operating expenses:
Property operating and maintenance	23,479	5,192
Acquisition and transaction related	3,422	2,038
General and administrative	1,928	249
Depreciation and amortization	28,943	11,694
Total operating expenses	57,772	19,173
Operating loss	(1,783)	(495)
Other income (expenses):
Interest expense	(5,543)	(3,089)
Income from preferred equity investment and investment securities	299	—
Other income	1	—
Total other expense	(5,243)	(3,089)
Net loss	(7,026)	(3,584)
Net income attributable to non-controlling interests	(9)	(22)
Net loss attributable to stockholders	(7,035)	(3,606)

Other comprehensive income:
Designated derivatives, fair value adjustment	19	45
Unrealized gain on investment securities, net	1,627	—
Comprehensive loss attributable to stockholders	$(5,389)	$(3,561)

Basic and diluted weighted average shares outstanding	181,621,246	77,029,025
Basic and diluted net loss per share attributable to stockholders	$(0.04)	$(0.05)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	180,463,898	$1,805	$1,591,941	$(3,243)	$(158,378)	$1,432,125	$3,619	$1,435,744
Common stock offering costs, commissions and dealer manager fees	—	—	(19)	—	—	(19)	—	(19)
Common stock issued through distribution reinvestment plan	1,741,668	17	16,516	—	—	16,533	—	16,533
Common stock repurchases	(69,476)	(1)	(684)	—	—	(685)	—	(685)
Share-based compensation	—	—	10	—	—	10	—	10
Distributions declared	—	—	—	—	(30,450)	(30,450)	—	(30,450)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(85)	(85)
Increase in interest in Reliant Rehabilitation - Dallas, TX	—	—	(308)	—	—	(308)	(1,692)	(2,000)
Other comprehensive income	—	—	—	1,646	—	1,646	—	1,646
Net income (loss)	—	—	—	—	(7,035)	(7,035)	9	(7,026)
Balance, March 31, 2014	182,136,090	$1,821	$1,607,456	$(1,597)	$(195,863)	$1,411,817	$1,851	$1,413,668

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to stockholders	$(7,035)	$(3,606)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	17,145	8,366
Amortization of intangibles	11,798	3,328
Amortization of deferred financing costs	1,561	617
Amortization of mortgage premiums	(264)	(179)
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	95	67
Net income attributable to non-controlling interests	9	22
Share-based compensation	10	24
Bad debt expense	52	295
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,997)	(451)
Accounts payable and accrued expenses	1,221	1,307
Deferred rent and other liabilities	2,318	265
Net cash provided by operating activities	22,913	10,055
Cash flows from investing activities:
Investment in real estate and other assets	(193,090)	(47,987)
Deposits for real estate	(2,000)	(3,223)
Capital expenditures	(744)	(51)
Net cash used in investing activities	(195,834)	(51,261)
Cash flows from financing activities:
Payments of note payable	—	(2,500)
Payments of mortgage notes payable	(300)	(25)
Proceeds from credit facility	231,500	—
Payments on credit facility	—	(26,000)
Payments of deferred financing costs	(1,744)	(384)
Proceeds from issuance of common stock	—	543,403
Common stock repurchases	(668)	(521)
Payments of offering costs and fees related to stock issuances	(19)	(55,863)
Distributions paid	(13,822)	(5,494)
Due from/to affiliate	—	(80)
Payments to non-controlling interest holders	(2,000)	—
Distributions to non-controlling interests holders	(85)	(86)
Restricted cash	(460)	(182)
Net cash provided by financing activities	212,402	452,268
Net change in cash	39,481	411,062
Cash, beginning of period	103,447	13,869
Cash, end of period	$142,928	$424,931

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures:
Cash paid for interest	$4,061	$2,669
Cash paid for income taxes	386	27

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$39,602	$15,776
Premiums on assumed mortgage notes payable	1,687	340
Common stock issued through distribution reinvestment plan	16,533	4,847

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company"), invests primarily in real estate serving the healthcare industry in the United States. The Company owns a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, the Company selectively invests across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of March 31, 2014, the Company owned 129 properties and one preferred equity investment, located in 27 states with an aggregate purchase price of $1.9 billion, comprised of 6.8 million rentable square feet.
In February 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The Company closed its IPO in April 2013 and the Company operated as a non-traded real estate investment trust ("REIT") through April 6, 2014. On April 7, 2014, the Company listed its common stock on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “HCT” (the "Listing").
The Company, which was incorporated on August 23, 2010, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no direct employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital V, LLC (the "Sponsor") and, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO, the Listing and for the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2014. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2014, other than the updates described below.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$13,259	$3,036
Buildings, fixtures and improvements	192,837	55,086
Construction in progress	5,036	—
Total tangible assets	211,132	58,122
Acquired intangibles:
In-place leases	18,366	6,005
Above-market lease assets	—	395
Below-market lease liabilities	—	(162)
Total assets acquired, net	229,498	64,360
Preferred equity investment	8,800	—
Deposits for real estate	(3,390)	—
Mortgage notes payable assumed or used to acquire real estate investments	(39,602)	(15,776)
Premiums on mortgages assumed	(1,687)	(340)
Other liabilities assumed	(529)	(257)
Cash paid for acquired real estate investments	$193,090	$47,987
Number of properties purchased	14	8
Land, buildings, fixtures and improvements and in-place lease intangibles of $122.2 million, are comprised of $10.4 million, $97.4 million and $14.4 million, respectively, which have been provisionally assigned to each class of asset, pending receipt of information being prepared by a third-party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition and transaction related expense of $3.4 million from the three months ended March 31, 2014.

	Three Months Ended March 31,
(In thousands)	2014	2013
Pro forma revenues	$60,072	$26,227
Pro forma net loss attributable to stockholders	$(3,414)	$(3,198)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 — December 31, 2014	$74,289
2015	100,110
2016	100,644
2017	99,465
2018	94,153
Thereafter	622,282
$1,090,943
As of March 31, 2014 and 2013, the Company did not have any tenants whose annualized rental income on a straight-line basis represented approximately 10% or greater of total annualized rental income for all portfolio properties on a straight-line basis.
The following table lists the states where the Company has concentrations of properties where annualized rental income represented approximately 10% of or more consolidated annualized rental income as of March 31, 2014 and 2013:

	March 31,
State	2014	2013
California	10.3%	*
Florida	12.2%	*
Georgia	15.7%	20.2%
Texas	13.6%	18.8%
____________________________

*	State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income for all portfolio properties as of the period specified.
Note 4 — Preferred Equity Investment
As of March 31, 2014, the Company owned a preferred equity investment in an entity that owns the 80th Street Residence, a senior housing community located at 430 East 80th Street in the Upper East Side of Manhattan. As of March 31, 2014, the preferred equity investment had a carrying amount of $8.8 million. The investment has a ten-year term maturing in March 2024, a 0.5% origination fee, a 10.0% current pay rate distributed on a semi-annual basis. The Company's preferred equity investment includes a right of first refusal to acquire the 80th Street Residence in the event the owner elects to sell the property in the future. As of December 31, 2013, the Company did not have any preferred equity investments.
The preferred equity investment has a fixed return based on contributed capital, no participation in profits or losses of the real estate activities, and property foreclosure rights in the event of default.  As such, the Company accounts for the returns earned in income from preferred equity investment and investment securities on the consolidated statements of operations.  The Company assesses the investment for impairment on a periodic basis.
Note 5 — Investment Securities
As of March 31, 2014, the Company had investments in common stock, redeemable preferred stock and senior notes with a fair value of $16.3 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Investment securities	$17,580	$343	$(1,626)	$16,297
December 31, 2013
Investment securities	$17,580	$202	$(3,112)	$14,670
Unrealized losses as of March 31, 2014 were considered temporary and therefore no impairment was recorded during the three months ended March 31, 2014.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior note matures in 29.0 years and bears interest at 5.45% as of March 31, 2014.
Note 6 — Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the aggregate principal amount of $50.0 million, as amended, (the "Credit Facility") with KeyBank National Association ("KeyBank"). On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million with an "accordion" feature to increase aggregate commitments, subject to certain conditions, up to a maximum of $400.0 million.
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
Pursuant to the Amended Facility, the Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On January 23, 2014, the Company entered into the first amendment to the Amended Facility, which permits the Company to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the “Term Loan Commitment Period”) in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the Amended Facility the Borrower may from time to time, at its option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
As of March 31, 2014, the balance outstanding under the Amended Facility was $231.5 million. The Company's unused borrowing capacity was $274.9 million, based on the assets assigned to the Amended Facility as of March 31, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2013.
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2014, the Company was in compliance with the financial covenants under the Amended Facility agreement.
Note 7 — Note Payable
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana ASC - Texarkana, TX	1	$2,131	$2,143	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Center - Carson City, NV (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza - Las Vegas, NV (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation - Phoenix, AZ (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation - Dallas, TX (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Select Rehabilitation - San Antonio, TX (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza - Tomball, TX (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional MOB - Odessa, TX	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North MOB - Peoria, IL	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Health MOB - Monona, WI	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation - Houston, TX (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center - Santa Ana (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Sisters of Mercy Building - Springfield, MO	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Plaza - Lehigh Acres, FL	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building - Plymouth, MN	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe MOB West - Carson City, NV	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Clackamas, OR	1	3,091	3,114	7.48%		Fixed	Jan. 2031
Pelican Pointe - Klamath Falls, OR	1	12,411	12,460	5.16%		Fixed	Apr. 2022
Fayette MOB - Fayetteville, GA	1	6,943	6,986	5.18%		Fixed	Sep. 2015
Benton House - Anderson, SC	1	8,115	8,149	4.86%		Fixed	Dec. 2018
Benton House - Covington, GA	1	8,090	8,121	5.26%		Fixed	May 2019
Arbor Terrace - Asheville, SC	1	9,464	9,497	5.58%		Fixed	Feb. 2018
Arbor Terrace - Decatur, GA	1	10,931	10,970	5.57%		Fixed	Jan. 2018
Casa de Santa Fe - Rocklin, CA	1	20,666	—	4.71%		Fixed	Oct. 2021
Bay Medical Plaza - Lynn Haven, FL	1	9,579	—	6.61%		Fixed	Aug. 2017
Bay Medical Center - Panama City, FL	1	9,321	—	6.61%		Fixed	Aug. 2017
Total	31	$298,650	$259,348	5.16%	(3)
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

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to March 31, 2014:

(In thousands)	Future Principal Payments
April 1, 2014 — December 31, 2014	$1,040
2015	114,351
2016	20,936
2017	94,353
2018	27,778
Thereafter	40,192
$298,650
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2014 and December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 9 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
March 31, 2014
(Unaudited)

The Company has investments in common stock, redeemable preferred stock and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Interest rate swaps	$—	$(314)	$—	$(314)
Investment securities	$16,297	$—	$—	$16,297
December 31, 2013
Interest rate swaps	$—	$(333)	$—	$(333)
Investment securities	$14,670	$—	$—	$14,670
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, investment securities, other receivables, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net	3	$302,842	$308,829	$262,117	$266,242
Credit facility	3	$231,500	$231,500	$—	$—
Preferred equity investment	3	$8,800	$8,800	$—	$—
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 10 — Derivatives and Hedging Activities
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
March 31, 2014
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
As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

	March 31, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of March 31, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivatives, at fair value	$(314)	$(333)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(44)	$(15)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(63)	$(60)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2014	$(314)	$—	$(314)	$—	$—	$(314)
December 31, 2013	$(333)	$—	$(333)	$—	$—	$(333)
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
As of March 31, 2014 the fair value of derivatives in a liability position related to these agreements, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.3 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.3 million at March 31, 2014.
Note 11 — Common Stock
As of March 31, 2014 and December 31, 2013, the Company had 182.1 million and 180.5 million shares of common stock outstanding, respectively, including shares issued under the distribution reinvestment plan ("DRIP").
On December 10, 2011, the board of directors authorized, and the Company declared, its current distribution rate, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0018630137 per day or $0.68 annually per share of common stock beginning January 1, 2012. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. See Note 19 — Subsequent Events for changes to the distribution policy.
On April 1, 2014, the Company provided notice to its stockholders that, pursuant to the terms of the DRIP, the board of directors approved an amendment to the DRIP that enables the Company to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 30, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company’s March 2014 distribution was paid in April 2014.
On March 30, 2014, the board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table reflects the number of shares repurchased under the Company's Share Repurchase Program cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Three months ended March 31, 2014 (1)	22	69,476	9.85
Cumulative repurchase requests as of March 31, 2014 (1)	144	456,444	$9.79
_____________________________

(1)
Includes 20 unfulfilled repurchase requests consisting of 63,976 shares at an average price per share of $9.88, which were approved for repurchase as of March 31, 2014 and paid in May 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet.

Note 12 — Commitments and Contingencies
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

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 — December 31, 2014	$502
2015	627
2016	634
2017	641
2018	664
Thereafter	23,553
$26,621
Purchase Commitments
In July 2013, the Company entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of March 31, 2014, the Company has funded $1.8 million and $16.1 million for the land and construction in progress, respectively.
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2014, the Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 13 — Related Party Transactions and Arrangements
American Realty Capital Healthcare Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of March 31, 2014 and December 31, 2013.
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

	Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$19	$56,512	$—	$(18)
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company utilized transfer agent services provided by an affiliate of the Dealer Manager. All offering costs related to the IPO incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets during the IPO. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$—	$1,279	$—	$—
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable for all the assets acquired. See Note 19 — Subsequent Events for changes to this arrangement.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. See Note 19 — Subsequent Events for changes to this arrangement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company pays the Advisor an asset management fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. As payment for this arrangement the Company issued (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profit interests and vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition to be probable. As of March 31, 2014, in aggregate, the board of directors had approved the issuance of 1,360,362 Class B units to the Advisor in connection with this arrangement. As of March 31, 2014, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2014. The performance condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $12.9 million of expense on April 7, 2014. On April 7, 2014, the Class B units were converted to OP units on a one-to-one basis. The Advisor received distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the IPO and included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. After the close of the IPO, these fees were included in general and administrative expenses on the consolidated statement of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2014		2013		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,315	$—	$1,028	$—	$—	$—
Financing coordination fees	302	—	158	—	—	—
Ongoing fees:
Property management and leasing fees	—	607	—	223	—	—
Transfer agent and other professional fees	582	—	—	—	215	235
Strategic advisory fees	—	—	460	—	—	—
Distributions on Class B Units	139	—	17	—	—	—
Total related party operation fees and reimbursements	$3,338	$607	$1,663	$223	$215	$235

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including property management fees. Because the Advisor and the Property Manager waived certain fees, cash flows from operations that would have been paid to the Advisor and the Property Manager were available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager in any subsequent periods. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No such fees were absorbed during the three months ended March 31, 2014. For the three months ended March 31, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. The Company did not have a receivable due from the Advisor related to absorbed general and administrative costs as of March 31, 2014 and December 31, 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the three months ended March 31, 2014, the Company incurred $1.5 million in fees pursuant to this agreement, which includes amounts for services provided in preparation for the Listing, and is included in deferred costs and accounts payable and accrued expenses on the accompanying consolidated balance sheet. No such amounts were incurred during three months ended March 31, 2013. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations. Thus the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. During the three months ended March 31, 2014, the Company incurred $0.6 million of these fees pursuant to this agreement, which includes amounts for services provided in preparation for the Listing and Tender Offer (described in Note 19 - Subsequent Events), and is included in deferred costs and accounts payable and accrued expenses on the accompanying consolidated balance sheet. No such amounts were incurred during the three months ended March 31, 2013. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations. The Company incurred the remaining $0.7 million pursuant to this agreement in April 2014.
The investment banking division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a listing advisory fee equal to an amount equal to 0.25% of the transaction value. No such amounts were incurred during three months ended March 31, 2014 or 2013. In April 2014, in connection with the Listing, the Company incurred and paid $6.4 million in connection with this agreement.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three months ended March 31, 2014 or 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In connection with the Listing, the Company, as the general partner of the OP, was required, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to cause the OP to redeem the Special Limited Partner's interest in the OP by issuing a note equal to 15.0% of the amount, if any, by which (a) the average market value of the Company's outstanding common stock for the period 180 days to 210 days after the Listing, plus distributions paid by the Company prior to Listing, exceeds (b) the sum of total amount of capital raised from stockholders during the Company's prior offering and the amount of cash flow necessary to generate a 6.0% cumulative, non-compounded return to such stockholders.  The note gives the Special Limited Partner the right to receive distributions of net sales proceeds until the note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation to convert all, or a portion of the Special Limited Partner interest into OP units. OP units are convertible into shares of the Company's common stock in accordance with the terms governing conversion of OP units into shares of common stock.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the Company payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. See Note 19 — Subsequent Events for changes to this arrangement.
Note 14 — Economic Dependency
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
Note 15 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the Listing, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2014 and December 31, 2013, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. Prior to March 30, 2014, the total number of common shares granted under the RSP could not exceed 5.0% of the Company's shares of common stock on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On March 30, 2014, the Company entered into an amendment to the Company’s RSP to increase the number of shares of the Company capital stock, par value $0.01 per share, available for awards thereunder from 5.0% of the Company’s outstanding shares of stock on a fully diluted basis at any time, not to exceed 7.5 million shares of stock, to 10.0% of the Company’s outstanding shares of stock on a fully diluted basis at any time.
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	18,000	$9.23
Vested	(1,200)	10.00
Unvested, March 31, 2014	16,800	$9.18
As of March 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. This amount was expensed in April 2014, as unvested restricted stock vested in connection with the Listing.
The fair value of the restricted shares, based on the price per share in the IPO, excluding commissions, was expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $10,000 and $9,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no such shares issued during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company issued 1,667 shares in lieu of approximately $15,000 in cash.
Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss attributable to stockholders (in thousands)	$(7,035)	$(3,606)
Basic and diluted weighted average shares outstanding	181,621,246	77,029,025
Basic and diluted net loss per share attributable to stockholders	$(0.04)	$(0.05)
The Company had the following common share equivalents as of March 31, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	March 31,
	2014	2013
Unvested restricted stock	16,800	15,000
OP Units	202	202
Class B units	1,360,362	133,954
Total common stock equivalents	1,377,364	149,156

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 17 – Non-Controlling Interests
The Company is the sole general partner and holds a majority of all of the units of limited partner interests in the OP ("OP Units"). As of March 31, 2014 and December 31, 2013, the Advisor, a limited partner, held 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of March 31, 2014		As of December 31, 2013		Distributions
		Net Investment	Non-Controlling Ownership	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	Amount as of March 31, 2014	Percentage as of March 31, 2014	Investment Arrangement	Investment Arrangement	Investment Arrangement	Investment Arrangement	2014	2013
Reliant Rehabilitation - Dallas, TX	Nov. 2011	$—	—%	$—	$—	$31,735	$24,850	$40	$40
Odessa Regional MOB - Odessa, TX (1)	Dec. 2011	—	—%	—	—	—	—	—	—
Methodist North MOB - Peoria, IL (1)	Dec. 2011	—	—%	—	—	—	—	—	—
University of Wisconsin Health MOB - Monona, WI	Mar. 2012	2,300	25%	8,229	5,039	8,739	5,039	45	46
Total		$2,300		$8,229	$5,039	$40,474	$29,889	$85	$86
_________________
(1) During the year ended December 31, 2013, the Company fully redeemed the third parties' interest in Odessa Regional MOB and Methodist North MOB for an aggregate of $0.1 million.
(2) During the three months ended March 31, 2014, Company fully redeemed the third parties' interest in Reliant Rehabilitation - Dallas, TX for an aggregate of $2.0 million.
Note 18 — Segment Reporting
During the three months ended March 31, 2014 and 2013, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings; triple-net buildings; and seniors housing communities.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings primarily consists of medical office buildings leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro-rata share of property-related expenses. The seniors housing communities segment primarily consists of investments in assisted living, independent living and memory care facilities located in the United States which the Company operates through engaging independent third-party managers. The triple-net buildings segment primarily consists of investments in hospitals and inpatient rehabilitation facilities under long-term leases, under which tenants are responsible to directly pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, we cannot directly operate seniors housing communities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the seniors housing communities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred $0.4 million and approximately $13,000 in federal and state income taxes for the three months ended March 31, 2014 and 2013, respectively, which are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.
The following tables reconcile the segment activity to consolidated net income for the three months ended March 31, 2014 and 2013. The segment information for the three months ended March 31, 2013 have been restated to conform to the presentation applicable to the three months ended March 31, 2014.

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$19,968	$4,634	$22,915	$47,517	$9,702	$2,805	$3,480	$15,987
Operating expense reimbursements	4,026	158	—	4,184	2,187	2	—	2,189
Resident services and fee income	—	—	4,288	4,288	—	—	502	502
Total revenues	23,994	4,792	27,203	55,989	11,889	2,807	3,982	18,678

Property operating and maintenance	4,772	224	18,483	23,479	2,616	9	2,567	5,192
Net operating income	$19,222	$4,568	$8,720	32,510	$9,273	$2,798	$1,415	13,486
Acquisition and transaction related				3,422				2,038
General and administrative				1,928				249
Depreciation and amortization				28,943				11,694
Interest expense				5,543				3,089
Income from investments				(299)				—
Other income				(1)				—
Net loss attributable to non-controlling interests				9				22
Net loss attributable to stockholders				$(7,035)				$(3,606)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(In thousands)	2014	2013
Assets
Investments in real estate:
Medical office buildings	$975,694	$948,122
Triple-Net Buildings	258,766	205,367
Seniors Housing Communities	543,176	423,114
Total reportable segments, net	1,777,636	1,576,603
Cash	142,928	103,447
Restricted cash	1,841	1,381
Investment securities, at fair value	16,297	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	19,693	17,431
Deferred costs, net	23,715	21,041
Total assets	$1,990,910	$1,734,573
Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties and other real estate investments that the Company acquired from April 1, 2014 to May 9, 2014:

	Number of Properties (1)	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio as of March 31, 2014	129	6,753,202	$1,865,368
Acquisitions	12	423,172	115,400
Total portfolio as of May 9, 2014	141	7,176,374	$1,980,768
______________________________
(1) Number of properties and base purchase price includes one property under construction.
Tender Offer
On April 7, 2014, the Company offered to purchase up to 13,636,364 shares of its common stock at a price of $11.00 per share (the “Tender Offer”). The Tender Offer expired on May 2, 2014. As a result of the Tender Offer, the Company purchased 13,636,363 shares of its common stock at a price of $11.00 per share for an aggregate of $150.0 million.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Distributions
The board of directors authorized, and the Company declared, an annualized dividend of $0.68 per share per annum. Following the Listing, such distributions will be paid to stockholders of record at the close of business on the 8th day of each month, payable on the 15th day of such month. Accordingly, for the limited period following the Listing, the Company paid a distribution of $0.001863014 per share on April 15, 2014, to stockholders of record at the close of business on April 8, 2014. Additionally, in respect of the April distribution, on May 15, 2014, the Company will pay a distribution of $0.0566666667 per share to stockholders of record at the close of business on May 8, 2014.
Universal Automatic Shelf Registration Statement
On April 11, 2014 the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer status.
Amendment to Advisory Agreement
On April 7, 2014, the Company entered into the Third Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor, which, among other things, (i) reduces the asset management fee from 0.75% per annum of average invested assets to 0.50% per annum of average invested assets up to $3.0 billion and 0.40% per annum of average invested assets above $3.0 billion; (ii) permits the asset management fee to be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election; (iii) terminates the acquisition fee and financing coordination fee 180 days after Listing, except for fees with respect to properties under contract, letter of intent or under negotiation as of the termination date; and (iv) eliminated the subordinated termination fee.
Contribution and Exchange Agreement
In connection with the Listing, the Advisor, as the holder of a class of common units of equity ownership of the OP, referred to as Class B Units, has the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 7, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Multi-Year Outperformance Plan Agreement
On April 7, 2014 (the "Effective Date") in connection with the Listing, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. Under the OPP, the Advisor was issued 9,219,108 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and common stock distributions, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0%- 12%
____________________
*The “Peer Group” is comprised of the companies in the SNL US REIT Healthcare Index.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.
Subject to the Advisor’s continued service through each vesting date, 1/3 of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP Units are fully vested in accordance with the provisions of the OPP, the LTIP Units are entitled to distributions equal to 10% of the distributions made on OP units. After the LTIP Units are fully vested, they are entitled to a catch-up distribution and then the same distributions as the OP units. At the time the Advisor’s capital account with respect to the LTIP Units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP Units will automatically convert into OP units on a one-to-one basis.
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event Advisor is terminated or in the event of a change in control of the Company on or following the end of the Three-Year Period.
Amendments to Unsecured Revolving Credit Facility
On April 7, 2014, the Company, through the OP, entered into an amendment (the “Credit Agreement Amendment”) to the Amended Facility. The Credit Agreement Amendment, among other things, (i) permits the issuance of a listing note to the Special Limited Partner following the Listing, (ii) modifies the distribution covenant to account for the suspension of the Company’s DRIP; (iii) permits the issuance of LTIP Units to the Advisor and (iv) modifies certain other terms of the Amended Facility to allow the Company to make additional restricted payments, including in connection with the Company’s previously announced Tender Offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries.We are externally managed by American Realty Capital Healthcare Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined shall have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect interest in our Advisor and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders;

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate incentives and our expenses could be greater, which may impact our results of operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, American Realty Capital Healthcare Properties, LLC (the "Property Manager"), to waive reimbursement of certain expenses and fees to fund our operations;

•	We may be unable to pay or maintain cash distributions or increase distributions over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	We focus on acquiring healthcare-related assets located in the United States, which are subject to risk inherent in concentrating investments in the healthcare industry;

•	The availability of qualified personnel;

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us; and

•
Changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We invest primarily in real estate serving the healthcare industry in the United States. We own a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, we selectively invest across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of March 31, 2014, we owned 129 properties and one preferred equity investment. Our properties are located in 27 states comprising 6.8 million rentable square feet. We purchased our properties for $1.9 billion.
In February 2011, We commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013 and we operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “HCT” (the "Listing").
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide various strategic investment banking services. The Advisor and Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital V, LLC (our "Sponsor") and, as a result of which, they are related parties and each has received or may receive compensation and fees for services related to our IPO and Listing and for the investment and management of our assets.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. This adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
We purchased our first property and commenced our real estate operations in June 2011. As of March 31, 2014, we owned 129 properties with an aggregate purchase price of $1.9 billion, consisting of 6.8 million rentable square feet.
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
On January 1, 2013, we owned 50 properties (our "Same Store") with an aggregate purchase price of $672.6 million, consisting of 2.2 million rentable square feet. We have acquired 79 properties during the period from January 1, 2013 through March 31, 2014 (our "Acquisitions"). Accordingly, our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect significant increases in most categories primarily due to the effect of our Acquisitions.
Rental Income
Rental income increased $31.5 million to $47.5 million for the three months ended March 31, 2014 from $16.0 million for the three months ended March 31, 2013. This increase in rental income was due to our Acquisitions, which resulted in an increase in rental income of $31.3 million for the three months ended March 31, 2014. In addition, Same Store rental income increased by $0.2 million, primarily due to increased occupancy in our Benton House Senior Living Facility portfolio and the Rush Copley POB II property.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.0 million to $4.2 million for the three months ended March 31, 2014 from $2.2 million for the three months ended March 31, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, as well as property operating expenses in our Same Store. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs related to the respective properties leased.
Resident Services and Fee Income
Resident services and fee income increased $3.8 million to $4.3 million for the three months ended March 31, 2014 from $0.5 million for the three months ended March 31, 2013. Resident services and fee income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services. This increase in resident services and fee income related to our Acquisitions, which included 24 seniors housing communities.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $18.3 million to $23.5 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expense of $18.3 million for the three months ended March 31, 2014. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities.
Operating Fees to Related Parties
Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, we would have incurred property management fees of $0.6 million and $0.2 million, respectively, had these fees not been waived.

Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended of March 31, 2014 of $3.4 million primarily pertained the purchase of 14 properties and one preferred equity investment, with an aggregate purchase price of $231.6 million. Acquisition and transaction related costs for the three months ended March 31, 2013 of $2.0 million, related to our acquisition of eight properties with an aggregate purchase price of $64.0 million.
General and Administrative Expenses
General and administrative expenses were $1.9 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, which reflects an increase of $1.7 million. Professional fees, directors' and officers' insurance and federal and state income taxes increased by $1.4 million to support our larger real estate portfolio and number of stockholders. At the time the IPO ended in April 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. Additionally, there were no general and administrative expenses absorbed by the Advisor for the three months ended March 31, 2014, whereas $0.3 million in general and administrative expenses were absorbed by the Advisor during the three months ended March 31, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $17.2 million to $28.9 million for the three months ended March 31, 2014 from $11.7 million for the three months ended March 31, 2013. This increase relates to our Acquisitions, which resulted in an increase in depreciation and amortization of $20.1 million for the three months ended March 31, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. This increase was partially offset by a decrease of Same Store depreciation and amortization expense, of $2.9 million related to the write-off of tangible and intangible assets due to the termination of a tenant in our Spring Creek property and the expiration of our in-place leases in our Benton House Senior Living Facility portfolio.
Interest Expense
Interest expense increased $2.4 million to $5.5 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. Interest expense related to mortgage notes payable increased by $1.0 million as a result of a higher average balance outstanding of $279.3 million during the three months ended March 31, 2014, compared to the $205.3 million during the three months ended March 31, 2013, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $1.4 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to higher interest and non-usage fees and the increased amortization of deferred financing costs associated with the amendments. Average outstanding advances for the three months ended March 31, 2014 were $143.8 million. There were no advances outstanding in the three months ended March 31, 2013.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Preferred Equity Investment and Investment Securities
Income from investments for the three months ended March 31, 2014 of $0.3 million related to income earned on our investments in common stock, redeemable preferred stock and senior notes. During the three months ended March 31, 2014, we acquired a preferred equity investment in the 80th Street Residence, a senior housing community for $8.8 million, which pays a current rate of return of 10.0% on a semi-annual basis. We did not own any investment securities, and therefore, had no income from investment securities for the three months ended March 31, 2013.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was approximately $9,000 and $22,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, which represents the net income that is related to non-controlling interest holders.

Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $22.9 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2014 includes $3.4 million of acquisition and transaction costs. Cash inflows provided from operations included a net loss adjusted for non-cash items of $23.4 million (net loss of $7.0 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $30.4 million), an increase of $1.2 million in accounts payable and accrued expenses due to accrued real estate and income taxes and other accrued expenses related to our senior living facilities and an increase in deferred rent of $2.3 million. These cash inflows were partially offset by an increase in prepaid and other assets of $4.0 million, due to rent and other receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
The net cash used in investing activities during the three months ended March 31, 2014 was $195.8 million. The cash used in investing activities included $193.1 million to acquire 14 properties, one preferred equity investment and the funding of the construction in progress of a medical office building in Kenosha, Wisconsin. The cash used in investing activities also includes $0.7 million of capital expenditures and $2.0 million for deposits on pending real estate acquisitions
Net cash provided by financing activities of $212.4 million during the three months ended March 31, 2014 related to advances received from our secured credit facility of $231.5 million. This cash inflow was partially offset by payments on mortgage notes payable of $0.3 million, payments related to financing costs of $1.7 million, payments made on common stock repurchases of $0.7 million, cash distributions to stockholders of $13.8 million, payments made to buyout non-controlling interest holders of $2.0 million, distributions to non-controlling interest holders of $0.1 million and increases in restricted cash of $0.5 million.
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
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.

Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is a supplemental performance measure but is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
We consider FFO and AFFO useful indicators of our performance. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO facilitates comparisons of operating performance between periods and between other REITs in our peer group.
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
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude distributions on Class B OP Units. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to us or require capital resources of us. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expense are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the periods presented. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss attributable to stockholders (in accordance with GAAP)	$(7,035)	$(3,606)
Depreciation and amortization attributable to stockholders	28,853	11,579
FFO	21,818	7,973
Acquisition fees and expenses	3,422	2,038
Amortization of above or below market leases and liabilities, net	95	67
Straight-line rent	(1,908)	(990)
Amortization of mortgage premiums	(264)	(179)
Amortization of deferred financing costs	1,561	617
Non-cash equity compensation expense	10	9
Distributions on Class B units	139	17
AFFO	$24,873	$9,552
Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income.
Earnings before interest, taxes, depreciation and amortization adjusted for acquisition fees and expenses and including our pro-rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.

Net operating income ("NOI") is a non-GAAP financial measure equal to net income attributable to stockholders, the most directly comparable GAAP financial measure, less discontinued operations, plus corporate general and administrative expense, acquisition and transaction costs, depreciation and amortization and interest expense, income from unconsolidated joint ventures, interest and other income and gains from investments in securities. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases,
The table below reflects the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss attributable to stockholders (in accordance with GAAP)	$(7,035)	$(3,606)
Acquisition fees and expenses	3,422	2,038
Depreciation and amortization attributable to stockholders	28,943	11,694
Interest Expense	5,543	3,089
Income from preferred equity investment and investment securities	(299)	—
Other income	(1)	—
Non-controlling interests	9	22
Adjusted EBITDA	30,582	13,237
General and administrative	1,928	249
NOI	32,510	13,486
Amortization of above or accretion of below market lease intangibles, net	95	67
Straight-line rent	(1,930)	(1,026)
Cash NOI	$30,675	$12,527
Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $142.9 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations. Through future acquisitions and the stabilization of our current investment portfolio, we expect to increase the amount of cash flow generated from operating activities in future periods. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for dividends. Our principal sources and uses of funds are further described below.

Principal Sources of Funds
Capital Markets
In February 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013 and we operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “HCT.”
On April 11, 2014, we filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer ("WKSI") status. We may use proceeds from our universal automatic shelf registration statement to fund future acquisitions.
Availability of Funds from Credit Facility
On July 24, 2013, we entered into an unsecured amended and restated credit agreement (the “Amended Facility”). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component and the revolving loan component of the Amended Facility matures in July 2018 and July 2016, respectively.
On January 23, 2014, we entered into the first amendment to the Amended Facility, which permits us to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the “Term Loan Commitment Period”) in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the Amended Facility the Borrower may from time to time, at its option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
As of March 31, 2014, the balance under the Amended Facility was $231.5 million, with a weighted average interest rate of 2.8%. Our unused borrowing capacity was $274.9 million, based on the assets assigned to the Amended Facility as of March 31, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. We may use proceeds from our Amended Facility to fund future acquisitions.
In connection with our financings, during the three months ended March 31, 2014, our Advisor received a financing coordination fee of $0.3 million, which represents 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. (See Note 13 — Related Party Transactions and Arrangements). On April 7, 2014, We entered into the Third Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminates the financing coordination fee 180 days after Listing, except for fees with respect to financings under contract, letter of intent or under negotiation as of the termination date (See Note 19 — Subsequent Events).
Principal Uses of Funds
Acquisitions
As of March 31, 2014, we owned 129 properties and one preferred equity investment. Our total investment in properties as measured by aggregate purchase price was $1.9 billion. As of May 14, 2014, we owned 141 properties, including one property under construction with an aggregate purchase price of $2.0 billion. In connection with our acquisition of properties, during the three months ended March 31, 2014, our Advisor received an acquisition fee of $2.3 million, which represented 1.0% of the contract purchase price of each acquired property (See Note 13 — Related Party Transactions and Arrangements). The Amended Advisory Agreement terminates the acquisition fee 180 days after Listing, except for fees with respect to properties under contract, letter of intent or under negotiation as of the termination date (See Note 19 — Subsequent Events).
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

Distributions
On December 10, 2011, our board of directors authorized, and we declared, our current distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0018630137 per day, or $0.68 annually per share of common stock, beginning January 1, 2012. Prior to April 1, 2014, our distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, such distributions will be paid to stockholders of record at the close of business on the 8th day of each month, payable on the 15th day of such month. Accordingly, for the limited period following the Listing, we paid a distribution of $0.001863014 per share on April 15, 2014, to stockholders of record at the close of business on April 8, 2014. Additionally, in respect of the April distribution, on May 15, 2014, we will pay a distribution of $0.0566666667 per share to stockholders of record at the close of business on May 8, 2014.
During the three months ended March 31, 2014, distributions paid to common stockholders totaled $30.4 million, inclusive of $16.5 million of distributions for which common stock was issued under the DRIP.  In connection with the Listing and the Tender Offer (as described below), we provided notice to stockholders that, pursuant to the terms of the the DRIP, the board of directors approved an amendment to the DRIP that enables us to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 30, 2014. The final issuance of shares of common stock pursuant to the DRIP occurred in connection with our March 2014 distribution paid by April 1, 2014.
Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the three months ended March 31, 2014, cash used to pay our distributions was primarily generated from cash flows from operations and shares issued under the DRIP. We have continued to pay distributions to our stockholders each month since our initial distribution payment in August 2011. There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	March 31, 2014
(In thousands)		Percentage of Distributions
Distributions(1):
Distributions paid in cash	$13,818
Distributions reinvested	16,533
Total distributions	$30,351

Source of distribution coverage:
Cash flows provided by operations	$13,818	45.5%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	16,533	54.5%
Proceeds from financings	—	—%
Total source of distribution coverage	$30,351	100.0%

Cash flows provided by operations (GAAP basis) (2)	$22,913
Net loss attributable to stockholders (in accordance with GAAP)	$(7,035)
___________________

(1)
Excludes distributions on unvested restricted stock and Class B units. Distributions on Class B units are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

(2)	Cash flows provided by operations for the three months ended March 31, 2014 include acquisition and transaction related expenses of $3.4 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through March 31, 2014:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	March 31, 2014
Distributions paid:
Common stockholders in cash	$67,086
Common stockholders pursuant to DRIP/offering proceeds	74,253
Total distributions paid	$141,339

Reconciliation of net loss:
Revenues	$220,394
Acquisition and transaction related	(29,876)
Depreciation and amortization	(117,254)
Other operating expenses	(86,434)
Other non-operating expenses	(30,783)
Net income attributable to non-controlling interests	(33)
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(43,986)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Share Repurchases
Our board of directors had adopted a Share Repurchase Program ("SRP") that had enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were permitted, subject to certain conditions, to repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such purchase. On March 30, 2014, the board of directors approved the termination of our SRP. We processed all of the requests received under the SRP for the first quarter of 2014 and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the three months ended March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Three months ended March 31, 2014 (1)	22	69,476	9.85
Cumulative repurchase requests as of March 31, 2014 (1)	144	456,444	$9.79
_____________________________

(1)	Includes 20 unfulfilled repurchase requests consisting of 63,976 shares at a average price per share of $9.88, which were approved for repurchase as of March 31, 2014 and paid in May 2014.
Listing and Tender Offer
On March 31, 2014, we announced our Tender Offer. It commenced on April 7 2014 and expired on May 5, 2014. As a result of the Tender Offer, we purchased 13,636,363 shares of our common stock at a price of $11.00 per share for an aggregate of $150 million. We funded the Tender Offer using a drawn on our Amended Facility.

We entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. We also entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. Pursuant to these agreements and for services rendered, we paid these entities $4.9 million in 2014.
Additionally, the investment banking division of the Dealer Manager provided us with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving us (ii) the possible listing of our securities on a national securities exchange, and (iii) a possible acquisition transaction involving us. Pursuant to these services, in April 2014 we paid the Dealer Manager an advisory fee of $6.4 million, which represented an amount equal to 0.25% of the transaction value of the Listing. We paid other fees related to the Listing to third parties, including a fee of $1.8 million.
Also, in connection with the Listing, we, as the general partner of the OP, were required, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to cause the OP to redeem the Special Limited Partner's interest in the OP by issuing a note equal to 15.0% of the amount, if any, by which (a) the average market value of our outstanding common stock for the period 180 days to 210 days after the Listing, plus distributions paid by us prior to Listing, exceeds (b) the sum of total amount of capital raised from stockholders during our prior offering and the amount of cash flow necessary to generate a 6.0% cumulative, non-compounded return to such stockholders.  The note gives the Special Limited Partner the right to receive distributions of net sales proceeds until the note is paid in full; provided that, the Special Limited Partner has the right, but not the obligation to convert all, or a portion of the Special Limited Partner interest into OP units. OP units are convertible into shares of our common stock in accordance with the terms governing conversion of OP units into shares of common stock.
Loan Obligations
As of March 31, 2014, we had mortgage notes payable and a loan balance under the credit facility of $298.7 million and $231.5 million, respectively. The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and credit facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of March 31, 2014, the outstanding mortgage notes payable and loans under the credit facility had weighted average effective interest rates of 5.2% and 2.8%, respectively.

		April 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$298,650	$1,040	$135,287	$122,131	$40,192
Interest on mortgage notes payable	48,828	11,593	23,610	7,831	5,794
Credit facility	231,500	—	131,500	100,000	—
Interest on credit facility	18,805	4,956	11,071	2,778	—
Lease rental payments due	26,621	502	1,261	1,305	23,553
Kenosha purchase obligation (1)	6,557	6,557	—	—	—
	$630,961	$24,648	$302,729	$234,045	$69,539
______________________
(1) We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of March 31, 2014, we have funded $1.8 million and $16.1 million for the land and construction in progress, respectively.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify, and continue to qualify, for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Inflation
Some of our leases with our tenants contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 13 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Amended Facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2014, our debt included fixed-rate secured mortgage financings with a carrying value of $302.8 million and a fair value of $308.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $18.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $20.4 million.

At March 31, 2014 our debt included a variable-rate credit facility with a carrying and fair value of $231.5 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $2.3 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, as amended and supplemented from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.
Use of Proceeds from Sales of Registered Securities
In February 2011, we commenced our initial public offering on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013. As of March 31, 2014, we have issued 182.1 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of March 31, 2014 we had received $1.8 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP and net of repurchases. We operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on the NASDAQ Global Select Market under the symbol “HCT”.
On April 11, 2014, we filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer status.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $197.5 million, to acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. As of March 31, 2014, we have used the net proceeds from our IPO, credit facility, and debt financings to purchase 129 properties and one preferred equity investment with an aggregate purchase price of $1.9 billion.

Issuer Purchases of Equity Securities
On March 30, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP as of that date for the first quarter of 2014 and will not process further requests.
The following table reflects the number of shares repurchased cumulatively as of December 31, 2012 and as of and for the three months ended March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Three months ended March 31, 2014 (1)	22	69,476	9.85
Cumulative repurchase requests as of March 31, 2014 (1)	144	456,444	$9.79
_____________________________

(1)	Includes 20 unfulfilled repurchase requests consisting of 63,976 shares at a average price per share of $9.88, which were approved for repurchase as of March 31, 2014 and paid in May 2014.
On April 7 2014, we commenced our Tender Offer. The Tender Offer expired on May 5, 2014. As a result of the Tender Offer, we purchased 13,636,363 shares of our common stock at a price of $11.00 per share for an aggregate of $150 million. We funded the Tender Offer using a drawn on our Amended Facility.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward F. Lange
Edward F. Lange
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2014

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of American Realty Capital Healthcare Trust, Inc., dated April 7, 2014
4.1(1)	Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P. dated April 7, 2014
10.32(1)
Third Amended and Restated Advisory Agreement by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership, L.P. and American Realty Capital Healthcare Advisors, LLC dated as of April 7, 2014

10.33(1)
Second Amendment to First Amended and Restated Senior Unsecured Credit Agreement dated as of April 7, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Keybank National Association, and the other lenders and agents party thereto

10.34(1)
First Amendment to First Amended and Restated Senior Unsecured Credit Agreement dated as of January 23, 2014, by and among American Realty Capital Healthcare Trust Operating Partnership, L.P., Keybank National Association, and the other lenders and agents party thereto

10.35(1)	First Amendment to the Distribution Reinvestment Plan of American Realty Capital Healthcare Trust, Inc. dated as of March 30, 2014
10.36(1)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust, Inc., dated as of April 7, 2014
10.37*	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust, Inc., dated as of April 28, 2014
10.38(1)	2014 Advisor Multi-Year Outperformance Agreement dated as of April 7, 2014
10.39(1)	Contribution and Exchange Agreement, dated as of April 7, 2014
10.40(1)	Listing Note Agreement dated as of April 7, 2014
12.1(2)	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
14*	Amended and Restated Code of Ethics of American Realty Capital Healthcare Trust, Inc
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)    Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014.
(2)    Filed as an exhibit to the Company's Automatic Shelf Registration Statement on Form S-3 ASR filed with the SEC on April 14, 2014