Form 10-Q
period 2014-06-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2014-08-12
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-36394
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3306391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
The number of outstanding shares of the registrant's common stock on August 12, 2014 was 169,316,257 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$143,505	$107,719
Buildings, fixtures and improvements	1,729,130	1,363,858
Construction in progress	19,262	11,112
Acquired intangible lease assets	228,963	181,264
Total real estate investments, at cost	2,120,860	1,663,953
Less: accumulated depreciation and amortization	(148,543)	(87,350)
Total real estate investments, net	1,972,317	1,576,603
Cash and cash equivalents	28,695	103,447
Restricted cash	2,135	1,381
Investment securities, at fair value	19,427	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	26,080	17,431
Deferred costs, net	20,071	21,041
Total assets	$2,077,525	$1,734,573
LIABILITIES AND EQUITY
Mortgage notes payable	$304,207	$259,348
Mortgage premiums, net	4,000	2,769
Credit facility	507,500	—
Below-market lease liabilities, net	5,146	5,543
Derivatives, at fair value	58,490	333
Accounts payable and accrued expenses	28,277	17,460
Deferred rent and other liabilities	5,261	2,949
Dividends payable	—	10,427
Total liabilities	912,881	298,829
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 169,316,257 and 180,463,898 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,691	1,805
Additional paid-in capital	1,462,108	1,591,941
Accumulated other comprehensive loss	(987)	(3,243)
Accumulated deficit	(312,655)	(158,378)
Total stockholders' equity	1,150,157	1,432,125
Non-controlling interests	14,487	3,619
Total equity	1,164,644	1,435,744
Total liabilities and equity	$2,077,525	$1,734,573

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$55,584	$20,885	$103,101	$36,872
Operating expense reimbursements	4,267	2,474	8,451	4,663
Resident services and fee income	4,918	578	9,206	1,080
Total revenues	64,769	23,937	120,758	42,615
Operating expenses:
Property operating and maintenance	26,238	7,444	49,717	12,636
Operating fees to affiliates	2,352	—	2,352	—
Acquisition and transaction related	22,456	2,713	25,878	4,751
Vesting of Class B units for asset management services	12,917	—	12,917	—
Fair value of listing note	58,150	—	58,150	—
General and administrative	2,674	1,240	4,592	1,481
Equity-based compensation	97	10	107	18
Depreciation and amortization	31,713	12,714	60,656	24,408
Total operating expenses	156,597	24,121	214,369	43,294
Operating loss	(91,828)	(184)	(93,611)	(679)
Other income (expenses):
Interest expense	(7,108)	(3,315)	(12,651)	(6,404)
Income from preferred equity investment and investment securities and interest income	495	255	795	255
Gain on sale of investment securities	335	—	335	—
Total other expense	(6,278)	(3,060)	(11,521)	(6,149)
Net loss	(98,106)	(3,244)	(105,132)	(6,828)
Net loss (income) attributable to non-controlling interests	817	(14)	808	(36)
Net loss attributable to stockholders	(97,289)	(3,258)	(104,324)	(6,864)

Other comprehensive income:
Designated derivatives, fair value adjustment	(26)	298	(7)	343
Unrealized gain on investment securities, net	636	(985)	2,263	(985)
Comprehensive loss attributable to stockholders	$(96,679)	$(3,945)	$(102,068)	$(7,506)

Basic and diluted weighted average shares outstanding	175,129,424	170,124,871	178,357,402	123,834,119
Basic and diluted net loss per share attributable to stockholders	$(0.56)	$(0.02)	$(0.58)	$(0.06)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	180,463,898	$1,805	$1,591,941	$(3,243)	$(158,378)	$1,432,125	$3,619	$1,435,744
Common stock issued through distribution reinvestment plan	2,344,631	23	22,231	—	—	22,254	—	22,254
Common stock repurchases, inclusive of fees and expenses	(13,718,177)	(137)	(151,995)	—	—	(152,132)	—	(152,132)
Dividends declared	—	—	—	—	(49,953)	(49,953)	—	(49,953)
Contributions from non-controlling interest holders	—	—	—	—	—	—	750	750
Vesting of Class B units for asset management services	—	—	—	—	—	—	12,917	12,917
Equity-based compensation	225,905	—	239	—	—	239	—	239
Distributions to non-controlling interest holders	—	—	—	—	—	—	(299)	(299)
Increase in interest in Reliant Rehabilitation - Dallas, TX	—	—	(308)	—	—	(308)	(1,692)	(2,000)
Other comprehensive income	—	—	—	2,256	—	2,256	—	2,256
Net loss	—	—	—	—	(104,324)	(104,324)	(808)	(105,132)
Balance, June 30, 2014	169,316,257	$1,691	$1,462,108	$(987)	$(312,655)	$1,150,157	$14,487	$1,164,644

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to stockholders	$(104,324)	$(6,864)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	36,628	17,065
Amortization of intangibles	24,028	7,343
Amortization of deferred financing costs	3,190	1,253
Amortization of mortgage premiums	(648)	(368)
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	189	186
Vesting of Class B units for asset management services	12,917	—
Net loss (income) attributable to non-controlling interests	(808)	36
Equity-based compensation	239	33
Fair value of listing note	58,150	—
Gain on sale of investment securities	(335)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,097)	(3,045)
Accounts payable and accrued expenses	10,792	3,437
Deferred rent and other liabilities	2,312	(91)
Net cash provided by operating activities	36,233	18,985
Cash flows from investing activities:
Investment in real estate and preferred equity investment	(411,875)	(183,621)
Deposits for real estate	(6,500)	(5,152)
Capital expenditures	(2,302)	(104)
Purchase of investment securities	(3,000)	(18,966)
Proceeds from sale of investment securities	841	—
Net cash used in investing activities	(422,836)	(207,843)
Cash flows from financing activities:
Payments of note payable	—	(2,500)
Payments of mortgage notes payable	(671)	(87)
Proceeds from credit facility	507,500	—
Payments on credit facility	—	(26,000)
Payments of deferred financing costs	(1,913)	(584)
Proceeds from issuance of common stock	—	1,196,951
Proceeds from the issuance of OP units	750	—
Common stock repurchases, inclusive of fees and expenses	(152,636)	(990)
Payments of offering costs and fees related to stock issuances	—	(122,161)
Dividends paid	(38,126)	(17,162)
Due from/to affiliate	—	190
Payments to non-controlling interest holders	(2,000)	—
Distributions to non-controlling interests holders	(299)	(190)
Restricted cash	(754)	(238)
Net cash provided by financing activities	311,851	1,027,229
Net change in cash	(74,752)	838,371
Cash, beginning of period	103,447	13,869
Cash, end of period	$28,695	$852,240

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures:
Cash paid for interest	$10,096	$5,508
Cash paid for income taxes	1,223	84

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$45,530	$15,776
Premiums on assumed mortgage notes payable	1,879	340
Common stock issued through distribution reinvestment plan	22,254	17,801

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company") invests primarily in real estate serving the healthcare industry in the United States. The Company owns a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, the Company selectively invests across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of June 30, 2014, the Company owned 147 properties and one preferred equity investment, located in 30 states with an aggregate purchase price of $2.1 billion, comprised of 7.5 million rentable square feet.
In February 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The Company closed its IPO in April 2013 and operated as a non-traded real estate investment trust ("REIT") through April 6, 2014. On April 7, 2014, the Company listed its common stock on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “HCT” (the "Listing"). Concurrent with the Listing, the Company offered to purchase up to 13.6 million of its common stock at a price of $11.00 per share (the "Tender Offer"). As a result of the Tender Offer, on May 2, 2014, the Company purchased 13.6 million shares of its common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
The Company, which was incorporated on August 23, 2010, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no direct employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Company's sponsor, American Realty Capital V, LLC (the "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO, the Listing and for the investment and management of the Company's assets.
Note 2 — Merger Agreement
On June 1, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ventas, Inc., a Delaware corporation ("Ventas"), Stripe Sub, LLC a Delaware limited liability company and wholly owned subsidiary of Ventas ("Merger Sub"), Stripe OP, LP, a Delaware limited partnership of which Merger Sub is the sole general partner ("OP Merger Sub"), and the OP. The Merger Agreement provides for the merger of the Company with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Ventas (the "Merger"), and for the merger of OP Merger Sub with and into the OP, with the OP continuing as the surviving partnership (the "Partnership Merger"). The board of directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, including the Partnership Merger.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of common stock, par value $0.01 per share, of the Company will be converted into the right to receive, pursuant to an election made by each holder of the Company's common stock, (i) $11.33 in cash, limited to 10% of the shares outstanding of the Company's common stock, or (ii) 0.1688 (the "Exchange Ratio") shares of common stock, par value $0.25 per share, of Ventas ("Ventas Common Stock").

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

In addition, pursuant to the Partnership Merger, at the Effective Time: (i) the Company’s interest as the general partner of the OP will remain outstanding and constitute the only outstanding general partnership interest in the OP; and (ii) each unit of limited partnership interests in the OP (the “OP units”) issued and outstanding immediately prior to the Effective Time of the Partnership Merger, including the 5,613,374 OP units to be issued in respect of the termination of the Listing Note Agreement (as defined in Note 10 — Subordinated Listing Distribution Derivative), will be converted into such number of Ventas Class C units (as defined in the limited partnership agreement of the OP as contemplated to be amended and restated by the Merger Agreement) of the OP as is equal to the Exchange Ratio. In addition, unless otherwise notified by Ventas, prior to the Effective Time, the Company has agreed to terminate the Company’s Employee and Director Incentive Restricted Share Plan, the Company’s 2011 Stock Option Plan and the 2014 Advisor Multi-Year Outperformace Agreement (the "OPP"), all, however, contingent on the occurrence of the Effective Time.
The completion of the Merger is subject to various customary conditions. The Merger Agreement includes certain termination rights for both the Company and Ventas and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay to Ventas expense reimbursement in an amount equal to $10.0 million. The Merger Agreement also provides for the payment of a termination fee by the Company in the amount of $55.0 million (net of the expense reimbursement, if previously paid) if the Merger Agreement is terminated under specified circumstances. The Merger is expected to close during the fourth quarter of 2014.
Pursuant to the Merger Agreement, all Merger related fees, other than fees and expenses arising from any litigation, the obtainment of consents, debt prepayment penalties, defeasance costs, breakage costs, indemnification of liabilities (excluding liabilities to the Advisor or American Realty Capital Healthcare Special Limited Partnership, LLC, (the "SLP")) and accounting expenses are capped at $23.6 million. During the three and six months ended June 30, 2014, the Company has incurred $5.3 million related to the Merger.
Note 3 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2014, other than the updates described below.
Listing Note
Concurrently with the Listing, the Company caused the OP to issue the Listing Note (see Note 10 — Subordinated Listing Distribution Derivative). Except as provided below, the Listing Note's value will be determined, in part, based on the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a derivative and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. Concurrently with the execution of the Merger Agreement, the OP and the SLP entered into an amendment to the Listing Note agreement. Pursuant to the amended Listing Note agreement, contingent upon the occurrence of the Merger at the Effective Time, 5,613,374 OP units will be issued in respect of the termination of the Listing Note.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Multi-Year Outperformance Agreement
On April 7, 2014 (the "OPP Effective Date") in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Because the Advisor can terminate at any time and receive the value of the award at the next anniversary date, the estimated value of the award as of the first anniversary was expensed on the OPP Effective Date and the estimated value of the award on the second and third anniversaries is being amortized over the first year and first two years of the OPP, respectively and adjusted to reflect the probability of the closing of the Merger. The award and related expense is adjusted each reporting period for changes in the estimated value. Concurrently with the execution of the Merger Agreement, the Company, the OP and the Advisor entered into an agreement terminating the OPP, pursuant to which the OPP will terminate without payment to the Advisor, contingent on the closing of the Merger (see Note 17 — Equity-Based Compensation).
Tender Offer
The Company recorded the excess of the cost of the tendered shares over its par value to additional paid-in capital.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 4 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$34,786	$11,677
Buildings, fixtures and improvements	363,968	167,407
Construction in progress	8,150	—
Total tangible assets	406,904	179,084
Acquired intangibles:
In-place leases	47,699	19,082
Above-market lease assets	—	3,163
Below-market lease liabilities	—	(639)
Total assets acquired, net	454,603	200,690
Preferred equity investment (see Note 5 — Preferred Equity Investment)	8,800	—
Deposits for real estate	(3,590)	—
Mortgage notes payable assumed or used to acquire real estate investments	(45,530)	(15,776)
Premiums on mortgages assumed	(1,879)	(340)
Other liabilities assumed	(529)	(953)
Cash paid for acquired real estate and preferred equity investments	$411,875	$183,621
Number of properties purchased	32	20
The allocations to buildings, fixtures and improvements have been provisionally assigned to each class, pending receipt of additional information from a third party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expense of $6.6 million from the six months ended June 30, 2014.

	Six Months Ended June 30,
(In thousands)	2014	2013
Pro forma revenues	$137,887	$75,311
Pro forma net loss attributable to stockholders	$(96,390)	$(3,224)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 — December 31, 2014	$56,300
2015	113,885
2016	114,770
2017	113,880
2018	108,851
Thereafter	801,879
$1,309,565
As of June 30, 2014 and 2013, the Company did not have any tenants whose annualized rental income on a straight-line basis represented approximately 10% or greater of total annualized rental income for all portfolio properties on a straight-line basis.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represents approximately 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2014 and 2013:

	June 30,
State	2014	2013
Florida	10.0%	*
Georgia	12.8%	16.7%
Illinois	*	10.6%
Oregon	*	16.1%
Texas	10.5%	16.8%
____________________________

*	State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income for all portfolio properties as of the date specified.
Note 5 — Preferred Equity Investment
As of June 30, 2014, the Company owned a preferred equity investment in an entity that owns the 80th Street Residence, a senior housing community located at 430 East 80th Street in the Upper East Side of Manhattan. As of June 30, 2014, the preferred equity investment had a carrying amount of $8.8 million. The investment has a ten-year term maturing in March 2024, a 0.5% origination fee, a 10.0% current pay rate distributed on a semi-annual basis. The Company's preferred equity investment includes a right of first refusal to acquire the 80th Street Residence in the event the owner elects to sell the property in the future. As of December 31, 2013, the Company did not have any preferred equity investments.
The preferred equity investment has a fixed return based on contributed capital and no participation in profits or losses of the real estate activities.  As such, the Company accounts for the returns earned in income from preferred equity investment and investment securities on the consolidated statements of operations.  The Company assesses the investment for impairment on a periodic basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 6 — Investment Securities
As of June 30, 2014, the Company had investments in common stock, redeemable preferred stock, a real estate income fund and a senior note with an aggregate fair value of $19.4 million. The real estate income fund is managed by an affiliate of the Sponsor (see Note 15 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Investment securities	$20,075	$123	$(771)	$19,427
December 31, 2013
Investment securities	$17,580	$202	$(3,112)	$14,670
Unrealized losses as of June 30, 2014 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2014. During the six months ended June 30, 2014, the Company sold investments in common stock with a cost of $0.5 million for $0.8 million, resulting in a realized gain on sale of investment securities of $0.3 million.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior note matures in 28.7 years and bears interest at 5.45% as of June 30, 2014.
Note 7 — Credit Facility
On May 25, 2012, the Company entered into a senior revolving credit facility in the aggregate principal amount of $50.0 million (the "Credit Facility") with KeyBank National Association ("KeyBank"). On October 25, 2012, the Company entered into an amendment, which increased the maximum commitments under the Credit Facility to $200.0 million.
On July 24, 2013, the Company entered into an unsecured amended and restated credit agreement (the "Amended Facility"), which allows for total borrowings of up to $755.0 million, comprised of a $500.0 million term loan component and a $255.0 million revolving loan component. The Amended Facility also contains a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an “accordion feature” to allow the Company, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings.
Pursuant to the Amended Facility, the Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its “prime rate,” (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%. The Amended Facility includes an unused fee per annum equal to (a) 0.25% of any unused balance of the revolving facility, if such unused balance exceeds 50% of the available revolving facility, (b) 0.15% of any unused balance of the revolving credit facility, if such unused balance is equal to or less than 50% of the available revolving facility and (c) 0.25% of any unused balance of the term facility.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
On January 23, 2014, the Company entered into the first amendment to the Amended Facility (the "First Amendment"), which permits the Company to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the “Term Loan Commitment Period”) in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the First Amendment, the Company may from time to time, at its option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
On April 7, 2014, the Company entered into the second amendment to the Amended Facility (the “Second Amendment”). The Second Amendment, among other things, (i) permits the issuance of the Listing Note to the SLP following the Listing, (ii) modifies the distribution covenant to account for the suspension of the Company’s distribution reinvestment plan (the "DRIP"); (iii) permits the issuance of long term incentive plan units ("LTIP units") to the Advisor and (iv) modifies certain other terms of the Amended Facility to allow the Company to make additional restricted payments, including the Tender Offer.
As of June 30, 2014, the balance outstanding under the Amended Facility was $507.5 million, with a weighted average interest rate of 1.8%. The Company's unused borrowing capacity was $96.9 million, based on the assets assigned to the Amended Facility as of June 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2013.
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the financial covenants under the Amended Facility.
Note 8 — Note Payable
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 9 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana ASC - Texarkana, TX	1	$2,119	$2,143	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Center - Carson City, NV (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2015
Durango Medical Plaza - Las Vegas, NV (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2015
CareMeridian Rehabilitation - Phoenix, AZ (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2015
Reliant Rehabilitation - Dallas, TX (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2015
Select Rehabilitation - San Antonio, TX (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2015
Spring Creek Medical Plaza - Tomball, TX (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2015
Odessa Regional MOB - Odessa, TX	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North MOB - Peoria, IL	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Health MOB - Monona, WI	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation - Houston, TX (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2015
Village Healthcare Center - Santa Ana (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2015
Sisters of Mercy Building - Springfield, MO	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Plaza - Lehigh Acres, FL	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building - Plymouth, MN	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe MOB West - Carson City, NV	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Clackamas, OR	1	3,068	3,114	7.48%		Fixed	Jan. 2031
Pelican Pointe - Klamath Falls, OR	1	12,365	12,460	5.16%		Fixed	Apr. 2022
Fayette MOB - Fayetteville, GA	1	6,902	6,986	5.18%		Fixed	Sep. 2015
Garden House - Anderson, SC	1	8,082	8,149	4.86%		Fixed	Dec. 2018
Benton House - Covington, GA	1	8,060	8,121	5.26%		Fixed	May 2019
Arbor Terrace - Asheville, SC	1	9,433	9,497	5.58%		Fixed	Feb. 2018
Arbor Terrace - Decatur, GA	1	10,896	10,970	5.57%		Fixed	Jan. 2018
Casa de Santa Fe - Rocklin, CA	1	20,579	—	4.71%		Fixed	Oct. 2021
Bay Medical Plaza - Lynn Haven, FL	1	9,579	—	6.61%		Fixed	Aug. 2017
Bay Medical Center - Panama City, FL	1	9,321	—	6.61%		Fixed	Aug. 2017
Legacy Heart Center - Plano, TX	1	5,895	—	5.76%		Fixed	Oct. 2015
Total	32	$304,207	$259,348	5.17%	(3)
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

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to June 30, 2014:

(In thousands)	Future Principal Payments
July 1, 2014 — December 31, 2014	$769
2015	120,179
2016	20,936
2017	94,353
2018	27,778
Thereafter	40,192
$304,207
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2014 and December 31, 2013, the Company was in compliance with the financial covenants under its mortgage notes payable agreements.
Note 10 — Subordinated Listing Distribution Derivative
Upon occurrence of the Listing, the SLP became entitled to begin receiving distributions of net sales proceeds pursuant to its special limited partner interest in the OP (the “SLP Interest”) in an aggregate amount that is evidenced by the issuance of a note by the OP (the “Listing Note”). The Listing Note is equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to Listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company’s prior offering and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 7, 2014 by and between the OP and the SLP (the "Listing Note Agreement"), and caused the OP to issue the Listing Note. The Listing Note is evidence of the SLP’s right to receive distributions of net sales proceeds from the sale of the Company’s real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the limited partnership agreement of the OP, the SLP has the right, but not the obligation, to convert all or a portion of the SLP Interest into OP units which are convertible into shares of the Company's common stock.
Except as provided below, the principal amount of the Listing Note will be determinable based on the actual market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing and therefore the principal amount of the Listing Note is not yet definitive. Until the amount of the Listing Note can be determined, the Listing Note is considered a derivative, which is marked to fair value at each reporting date, with changes in the estimated value recorded in the consolidated statements of operations and comprehensive loss. The Listing Note fair value, as of June 30, 2014, was estimated using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs and was adjusted to reflect the probability of the closing of the Merger (see Note 11 — Fair Value of Financial Instruments). As of June 30, 2014, the Listing Note had a fair value of $58.2 million. The final value of the Listing Note could differ materially from the current estimate.
However, concurrently with the execution of the Merger Agreement, the OP and the SLP entered into an amendment to the Listing Note Agreement (the "Listing Note Amendment"), to provide that: (i) immediately prior to, and contingent upon, the closing of the Merger, the SLP will be deemed to have contributed its right to distributions from the OP pursuant to its SLP Interest, the amount of which distributions are evidenced by the Listing Note, to the OP in exchange for 5,613,374 OP units in the OP; and (ii) the Listing Note Agreement will terminate upon receipt by the SLP of such OP units. The Listing Note Amendment will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 11 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instrument, as applicable, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value:
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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of interest rate swaps is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The valuation of the OPP was determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the vesting periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility and a probability of the closing of the Merger. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy.
The valuation of the Listing Note is determined using a Monte Carlo simulation. This analysis reflects the known inputs of the valuation of the Listing Note, including the gross share proceeds received and the sum of dividends paid prior to the Listing, as well as observable market-based inputs, including interest rate curves, implied probability of the closing of the Merger and unobservable inputs, such as expected volatility. As a result, the Company has determined that its Listing Note valuation in its entirety is classified in Level 3 of the fair value hierarchy.
The Company has investments in common stock, redeemable preferred stock, a real estate income fund and senior notes that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company has classified these investments as Level 1 in the fair value hierarchy.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
Interest rate swaps	$—	$(340)	$—	$(340)
Investment securities	$19,427	$—	$—	$19,427
OPP (1)	$—	$—	$(1,350)	$(1,350)
Listing Note	$—	$—	$(58,150)	$(58,150)
December 31, 2013
Interest rate swaps	$—	$(333)	$—	$(333)
Investment securities	$14,670	$—	$—	$14,670
__________________
(1) The amount presented represents the fair value of all LTIP units issued under the OPP, of which $0.5 million has been recorded in general and administrative expense on the consolidated statement of operations and presented as a liability on the consolidated balance sheet in accounts payable and accrued expenses.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2014.
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2014:

(In thousands)	OPP	Listing Note
Beginning balance as of December 31, 2013	$—	$—
Fair value at issuance	33,200	27,400
Fair value adjustments	(31,850)	30,750
Ending balance as of June 30, 2014	$1,350	$58,150
The following table provides quantitative information about the significant Level 3 inputs used:

Financial Instrument	Fair Value at June 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
Listing Note	$58,150	Monte Carlo Simulation	Expected volatility	17.0%
			Merger Probability	95.0%
OPP	$1,350	Monte Carlo Simulation	Expected volatility	29.0%
			Merger Probability	95.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Pursuant to the OPP Termination Agreement, the OPP will terminate without payment to the Advisor, contingent on the closing of the Merger (see Note 17 — Equity-Based Compensation). As such, all LTIP units previously issued under the OPP may be forfeited and any value associated with the OPP would be eliminated. The closing of the Merger also requires the Listing Note to be settled through the issuance of 5,613,374 OP units pursuant to the Listing Note Amendment, which will be converted into Ventas Class C units that are convertible into shares of Ventas Common Stock (see Note 2 — Merger Agreement). The probability input is a measure of the likelihood that the Merger will occur given legal and due diligence requirements that exist in order to close the Merger. An increase in the probability of the Merger, in isolation, would generally result in a decrease in the fair value of the OPP and an increase in the fair value of the Listing Note.
Financial instruments not carried at fair value
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, investment securities, other receivables, due to affiliates, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net (1)	3	$308,207	$313,932	$262,117	$266,242
Credit facility	3	$507,500	$507,500	$—	$—
Preferred equity investment	3	$8,800	$8,800	$—	$—
________________
(1) Carrying value includes $304.2 million and $259.3 million mortgage notes payable and $4.0 million and $2.8 million net mortgage premiums as of June 30, 2014 and December 31, 2013, respectively.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
Note 12 — Interest Rate Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not be able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.
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
June 30, 2014
(Unaudited)

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
As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivatives, at fair value	$(340)	$(333)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(90)	$237	$(134)	$222
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(64)	$(61)	$(127)	$(121)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's interest rate derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2014	$(340)	$—	$(340)	$—	$—	$(340)
December 31, 2013	$(333)	$—	$(333)	$—	$—	$(333)
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
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of June 30, 2014, the fair value of derivatives in a liability position related to these agreements, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.4 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at June 30, 2014.
Note 13 — Common Stock
The Company listed its common stock on the NASDAQ under the symbol "HCT" on April 7, 2014. As of June 30, 2014 and December 31, 2013, the Company had 169.3 million and 180.5 million shares of common stock outstanding, respectively, including unvested restricted stock and shares issued under the DRIP.
On April 7, 2014, the Company commenced the Tender Offer. The Tender Offer was completed on May 2, 2014 with the Company purchasing approximately 13.6 million shares of its common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using a drawn on its Amended Facility.
On April 11, 2014, the Company filed a universal shelf registration statement that was declared effective. The Company intends to maintain the universal shelf registration statement.
On December 10, 2011, the board of directors authorized, and the Company declared, dividends payable to stockholders of record each day during the applicable period at a rate equal to $0.0018630137 per day, or $0.68 annually, per share of common stock beginning January 1, 2012. Following the Listing, dividends are paid to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month. Dividend payments are dependent on the availability of funds. The board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.
On April 1, 2014, the Company provided notice to its stockholders that, pursuant to the terms of the DRIP, the board of directors approved an amendment to the DRIP that enables the Company to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 30, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company’s March 2014 dividend was paid in April 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

On March 30, 2014, the board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests. The following table reflects the cumulative number of shares repurchased under the Company's SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Six months ended June 30, 2014	22	69,476	9.85
Cumulative repurchase requests as of June 30, 2014	144	456,444	$9.79
Note 14 — Commitments and Contingencies
Future Minimum Lease Payments
The Company has entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter under these arrangements.  These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Lease Payments
July 1, 2014 — December 31, 2014	$335
2015	627
2016	634
2017	641
2018	664
Thereafter	23,553
$26,454
Purchase Commitments
In July 2013, the Company entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of June 30, 2014, the Company has funded $1.8 million and $19.3 million for the land and construction in progress, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Litigation
In connection with the proposed acquisition by Ventas of all of the outstanding stock of the Company, purported shareholders of the Company have filed thirteen class action lawsuits in the Circuit Court for Baltimore City, Maryland and the Supreme Court of the State of New York and federal district court in Maryland naming the Company and its board of directors, among others, as defendants. The filed actions are: Holzer v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003553 (Md. Cir. Ct.), filed June 6, 2014; Romano v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003534 (Md. Cir. Ct.) filed June 6, 2014; Brenner v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003540 (Md. Cir. Ct.) filed June 9, 2014; Schindler v. Burns, et al., Index No. 671761/2014 (N.Y. Sup. Ct.), filed June 10, 2014; Frey v. American Realty Capital Healthcare Trust, Inc. et al., Index No. 651772/2014 (N.Y. Sup. Ct.), filed June 10, 2014; Hamill v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003636, (Md. Cir. Ct.), filed June 11, 2014; Stanley v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003664 (Md. Cir. Ct.), filed June 12, 2014; Shine v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003707 (Md. Cir. Ct.), filed June 13, 2014; Uhl v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003710 (Md. Cir. Ct.), filed June 13, 2014; Kuo v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003765 (Md. Cir. Ct), filed June 17, 2014; Flor v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003817 (Md. Cir. Ct.), filed June 19, 2014, Rosenzweig v. Schorsch et al., Case No. 1:14-CV-02019-GLR (U.S.D.C. - Dist. Md.) (Russell, D.J.), filed June 23, 2014 and Abbassi, et al. v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-004104 (Md. Cir. Ct.), filed July 9, 2014. The Stanley, Shine, Kuo, Rosenzweig and Abbassi complaints also assert derivative claims on behalf of the Company against the individual defendants. The filed actions allege, inter alia, breach of fiduciary duty and breach of contract claims arising from the proposed acquisition of the Company by Ventas and seek (i) to enjoin the proposed acquisition and (ii) recover damages if the proposed acquisition is completed. There have been no other court filings in any of these matters.
The Company believes that such lawsuits are without merit, but the ultimate outcome of such matter cannot be predicted with certainty. Because the lawsuits are in their early stages, neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three and six months ended June 30, 2014. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. All defendants believe that the claims are without merit and are defending against them vigorously. Additional lawsuits arising out of or related to the Merger Agreement may be filed in the future. As of June 30, 2014, there were no other material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2014, the Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations and comprehensive loss.
Note 15 — Related Party Transactions and Arrangements
The SLP, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of June 30, 2014 and December 31, 2013.
The Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a contribution and exchange agreement entered into between the Advisor and the OP dated April 7, 2014 (the "Contribution and Exchange Agreement"), the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP (see Note 19  — Non-Controlling Interests).
During the six months ended June 30, 2014, the Company invested $3.0 million in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds, from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and receivable from the Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Receivable (1) as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$(19)	$60,913	$—	$117,425	$(18)	$(18)
_____________________
(1) Includes reimbursements received for selling commissions and dealer manager fees as a result of share purchase cancellations related to common stock sales prior to the close of the IPO
The Advisor and its affiliates received compensation and reimbursement for services provided in connection with the IPO. Effective March 1, 2013, the Company utilized transfer agent services provided by an affiliate of the Dealer Manager. All offering costs related to the IPO incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets during the IPO. The following table details offering costs and reimbursements incurred from and payable to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$—	$622	$—	$1,901	$—	$—
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. The total of all acquisition fees, acquisition expenses and financing coordination fees (as defined below), with respect to the Company's portfolio of investments, did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured at the close of the acquisition phase. On April 7, 2014, in connection with the Listing, the Company entered into the Third Amended and Restated Advisory Agreement (the "Amended Advisory Agreement") by and among the Company, the OP and the Advisor, which, among other things, terminates the acquisition fee 180 days after the Listing, or October 4, 2014 (the "Termination Date"), except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company pays the Advisor a financing coordination fee equal to 1.0% of the amount available or outstanding under such financing, subject to certain limitations. In accordance with the Amended Advisory Agreement, the financing coordination fee terminates on the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Until the Listing, in respect of the asset management subordination, the Advisor was entitled to Class B units equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the per share price in the primary portion of the IPO, excluding commissions and dealer manager fees. In respect of this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profit interests and vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equaled or exceeded the total amount of capital contributed by investors plus a 6% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition to be probable, which occurred as of the Listing. As of April 7, 2014, in aggregate, the board of directors had approved the issuance of 1,360,362 Class B units to the Advisor in connection with this arrangement. The Advisor received dividends on unvested Class B units equal to the dividend rate received on the Company's common stock. Such dividends on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The performance condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $12.9 million of expense on April 7, 2014, which is included in vesting of Class B units for asset management services expense on the consolidated statement of operations and comprehensive loss. On April 7, 2014, the Class B units were converted to OP units on a one-to-one basis.
In accordance with the Amended Advisory Agreement, the asset management fee was amended to 0.50% per annum of average invested assets up to $3.0 billion and 0.40% per annum of average invested assets above $3.0 billion. The Amended Advisory Agreement also permits the asset management fee to be paid in the form of cash, OP units and shares of restricted common stock of the Company, or a combination thereof, at the Advisor's election.
Concurrently with the execution of the Merger Agreement, the Company entered into an amendment, whereby the parties have agreed to terminate the Amended Advisory Agreement immediately prior to, and contingent upon, the closing of the Merger.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of up to 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and up to 2.5% of gross revenues from all other types of properties, respectively, plus market-based leasing commission applicable to the geographic location of each property.  The Company also reimburses the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company pays them customary market fees and pays the Property Manager an oversight fee of up to 1.0% of the gross revenues of the applicable property. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Concurrently with the execution of the Merger Agreement, the Company entered into an amendment (the “Property Management Agreement Amendment”). Under the Property Management Agreement Amendment, the parties have agreed to terminate the property management agreement immediately prior to, and contingent upon, the closing of the Merger. The Property Management Agreement Amendment will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.
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
June 30, 2014
(Unaudited)

The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2014		2013		2014		2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,218	$—	$1,852	$—	$4,533	$—	$2,880	$—	$—	$—
Financing coordination fees	59	—	—	—	361	—	158	—	—	—
Other expense reimbursements	—	—	19	—	—	—	19	—	—	—
Ongoing fees:
Asset management services (1)	2,352	—	—	—	2,352	—	—	—	2,352	—
Property management and leasing fees	—	704	—	268	—	1,311	—	491	—	—
Transfer agent and other professional fees	615	—	226	—	1,197	—	226	—	377	235
Strategic advisory fees	—	—	460	—	—	—	920	—	—	—
Dividends on Class B Units	12	—	37	—	151	—	54	—	—	—
Total related party operation fees and reimbursements	$5,256	$704	$2,594	$268	$8,594	$1,311	$4,257	$491	$2,729	$235
___ ____________
(1) Prior to the Listing, the Company caused the OP to issue the Advisor restricted performance based Class B units for asset management services, which vested with the Listing. Amounts reflected in the table reflect asset management services following the Listing as described above.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services, including any reimbursement for compensation to named officers of the Company, for the three and six months ended June 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including property management fees during the three and six months ended June 30, 2014. Because the Advisor and the Property Manager waived certain fees, cash flows from operations that would have been paid to the Advisor and the Property Manager were available to pay dividends to stockholders. The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager in any subsequent periods. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No such fees were absorbed during the three and six months ended June 30, 2014 or the three months ended June 30, 2013. For the six months ended June 30, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. The Company did not have a receivable due from the Advisor related to absorbed general and administrative costs as of June 30, 2014 and December 31, 2013. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Incurred in Connection with the Liquidation or Listing of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the three and six months ended June 30, 2014, the Company incurred $1.5 million in fees pursuant to this agreement, which includes amounts for services provided in preparation for the Listing, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. No such amounts were incurred during the three and six months ended June 30, 2013. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. Thus the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. During the three and six months ended June 30, 2014, the Company incurred $1.3 million of these fees pursuant to this agreement, which includes amounts for services provided in preparation for the Tender Offer, and is included in additional paid in capital on the consolidated balance sheet. No such amounts were incurred during the three and six months ended June 30, 2013. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations.
The investment banking division of the Dealer Manager provided the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a listing advisory fee equal to an amount equal to 0.25% of the transaction value. During the three and six months ended June 30, 2014, the Company incurred $6.4 million in connection with this agreement, which is included in acquisition and transaction related expenses on the consolidated statement of operations and comprehensive loss.
During the three and six months ended June 30, 2014, the Company also incurred $1.5 million of expenses with affiliated entities relating to general legal, marketing and sales services provided in connection with the Listing and other non-recurring transactions. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss.
Fees Incurred in Connection with the Merger
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide, in connection with the Merger, strategic alternatives transaction management services through the occurrence of a sale transaction and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the three and six months ended June 30, 2014, the Company incurred $2.0 million in fees pursuant to this agreement, which includes amounts for services provided in preparation for the Merger, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. This amount is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2014. No such amounts were incurred during three and six months ended June 30, 2013.
In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with the Merger, advisory services, educational services to external and internal wholesalers and communication support. The Company agreed to pay $1.9 million pursuant to this agreement. During the three and six months ended June 30, 2014, the Company incurred $0.6 million of these fees pursuant to this agreement, which includes amounts for services provided in preparation for the Merger, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. This amount is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2014. No such amounts were incurred during three and six months ended June 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The investment banking division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with a possible sale transaction involving the Company. The Dealer Manager will receive a transaction advisory fee equal to the greatest (i) an amount equal to 0.25% of the transaction value, (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the transaction. If the possible sale transaction does not occur, the Dealer Manger will receive a base advisor services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. No such amounts were incurred during the three and six months ended June 30, 2014 or 2013.
During the three and six months ended June 30, 2014, the Company also incurred $0.1 million of expenses with affiliated entities relating to legal, consulting and other expenses provided in connection with the Merger. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss.
Other Liquidation Related Fees
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three and six months ended June 30, 2014 or 2013.
Concurrent with the Listing, the OP entered into the Listing Note (see Note 10 — Subordinated Listing Distribution Derivative) and the OPP (see Note 17 — Equity-Based Compensation).
In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
Note 16 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates and entities under common control with our Advisor, to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 17 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the Listing, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2014 and December 31, 2013, no stock options were issued under the Plan. In connection with the Merger Agreement, the Company has agreed to terminate the Plan, contingent on the closing of the Merger.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Prior to April 28, 2014, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. On April 28, 2014, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five years. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Under the amended RSP, restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company.
Prior to March 30, 2014, the total number of common shares granted under the RSP could not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). On March 30, 2014, the Company adopted an amendment to the Company’s RSP to increase the number of shares of the Company capital stock, par value $0.01 per share, available for awards thereunder to 10.0% of the Company’s outstanding shares of stock on a fully diluted basis at any time. The amendment also eliminated the RSP limit of 7.5 million shares of stock.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. In connection with the Merger Agreement, the Company has agreed to terminate the RSP, contingent on the closing of the Merger.
The following table reflects restricted share award activity to the Company's board of directors for the six months ended June 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	18,000	$9.23
Granted	225,905	9.07
Vested (1)	(18,000)	9.23
Unvested, June 30, 2014	225,905	$9.07
______________________
(1) Previously granted unvested restricted stock outstanding vested as of the Listing.
As of June 30, 2014, the Company had $2.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP.
The fair value of the restricted shares, based on the price per share in the IPO or the per share closing price on the NASDAQ subsequent to the IPO, is expensed over the vesting period of three or five years. Compensation expense related to restricted stock was $0.2 million and approximately $9,000 for the three months ended June 30, 2014 and June 30, 2013, respectively. Compensation expense related to restricted stock was $0.2 million and approximately $18,000 for the six months ended June 30, 2014 and June 30, 2013, respectively. Compensation expense of $0.1 million related to the vesting of restricted stock in connection with the Listing is recorded in acquisition and transaction costs and compensation expense of $0.1 million related to the amortization of restricted stock in connection with shares granted during the three and six months ended June 30, 2014 is recorded in equity-based compensation in the consolidated statement of operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Multi-Year Outperformance Plan
On the OPP Effective Date in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 9,219,108 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP. Concurrently with the execution of the Merger Agreement, the Company, the OP and the Advisor entered into an agreement (the “OPP Termination Agreement”) terminating the OPP. Under the OPP Termination Agreement, the OPP will terminate without payment to the Advisor, contingent on the closing of the Merger.
If the Merger is not completed, the Advisor may be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the OPP Effective Date based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the OPP Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (each, a “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
Until such time as the LTIP units are fully vested in accordance with the provisions of the OPP, the LTIP units are entitled to dividends equal to 10% of the dividends made on OP units. After the LTIP units are fully vested, they are entitled to a catch-up dividends and then the same dividends as the OP units. At the time the Advisor’s capital account with respect to the LTIP units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP units earned and for the accelerated vesting of any earned LTIP units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
Because the Advisor can terminate at any time and receive the value of the award at the next anniversary date, the estimated value of the award as of the first anniversary was expensed on the OPP Effective Date and the estimated value of the award on the second and third anniversaries is being amortized over the first year and first two years of the OPP, respectively. The estimated fair value of the award at each anniversary date is determined using a Monte Carlo simulation with certain inputs including probability of the Merger (see Note 11 — Fair Value of Financial Instruments). The fair value of the award and related expense is adjusted each reporting period for changes in the estimated value. The Company recorded an expense related to the OPP of $0.5 million for the three and six months ended June 30, 2014, which is included in general and administrative expenses on the consolidated statement of operations. Because the award can be settled in cash, the related liability is included in accounts payable and accrued expenses on the consolidated balance sheet.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Other Share-Based Compensation
Until the Listing, the Company could issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no such shares issued during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company issued 1,667 shares in lieu of payment of approximately $15,000 in cash.
Note 18 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to stockholders (in thousands)	$(97,289)	$(3,258)	$(104,324)	$(6,864)
Basic and diluted weighted average shares outstanding	175,129,424	170,124,871	178,357,402	123,834,119
Basic and diluted net loss per share attributable to stockholders	$(0.56)	$(0.02)	$(0.58)	$(0.06)
The Company had the following common share equivalents as of June 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2014	2013
Unvested restricted stock	225,905	22,200
OP units	1,443,897	202
Class B units	—	275,135
Total common stock equivalents	1,669,802	297,537
Note 19  — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, held 202 OP units as of December 31, 2013, which represent a nominal percentage of the aggregate OP ownership. On April 7, 2014, 1,360,362 Class B units that were previously issued to the Advisor for asset management services were converted to OP units on a one-to-one basis. Additionally, the Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to the Contribution and Exchange Agreement, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. As of June 30, 2014, the Advisor held 1,443,897 OP units. There were $0.2 million of OP unit dividends to the Advisor during the three and six months ended June 30, 2014.
A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the Company's election, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has investment arrangements with unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to non-controlling interest, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company's involvement with each of the arrangements described in the table below and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in each of these arrangements and, therefore, the entities related to these arrangements are consolidated within the Company's financial statements. A non-controlling interest is recorded for each investors' ownership interest in the property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				As of June 30, 2014		Distributions
		Net Investment	Non-Controlling Ownership	Net Real Estate Assets Subject to	Mortgage Payables Subject to	Three Months Ended June 30,		Six Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	Amount as of June 30, 2014	Percentage as of June 30, 2014	Investment Arrangement	Investment Arrangement	2014	2013	2014	2013
Reliant Rehabilitation - Dallas, TX	Nov. 2011	$—	—%	$—	$—	$—	$41	$40	$81
Odessa Regional MOB - Odessa, TX (1)	Dec. 2011	—	—%	—	—	—	4	—	4
Methodist North MOB - Peoria, IL (1)	Dec. 2011	—	—%	—	—	—	12	—	12
University of Wisconsin Health MOB - Monona, WI	Mar. 2012	2,300	25%	8,118	5,039	48	47	93	93
Total		$2,300		$8,118	$5,039	$48	$104	$133	$190
_________________
(1) During the year ended December 31, 2013, the Company fully redeemed the third parties' interest in Odessa Regional MOB and Methodist North MOB for an aggregate of $0.1 million.
(2) During the three months ended March 31, 2014, Company fully redeemed the third parties' interest in Reliant Rehabilitation - Dallas, TX for an aggregate of $2.0 million.
Note 20 — Segment Reporting
During the six months ended June 30, 2014 and 2013, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings; triple-net buildings; and seniors housing communities.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings primarily consists of medical office buildings leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro-rata share of property-related expenses. The seniors housing communities segment primarily consists of investments in assisted living, independent living and memory care facilities located in the United States which the Company operates through engaging independent third-party managers. The triple-net buildings segment primarily consists of investments in hospitals,inpatient rehabilitation facilities and seniors housing communities under long-term leases, under which tenants are responsible to directly pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, we cannot directly operate seniors housing communities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the seniors housing communities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred $0.2 million and approximately $44,000 in federal and state income taxes for the three months ended June 30, 2014 and 2013. The Company's TRS entities incurred $0.6 million and $0.1 million in federal and state income taxes for the six months ended June 30, 2014 and 2013. Federal and state income taxes are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following tables reconcile the segment activity to consolidated net income for the three and six months ended June 30, 2014 and 2013. The segment information for the three and six months ended June 30, 2013 have been restated to conform to the presentation applicable to the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014				Six months ended June 30, 2014
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$20,753	$8,738	$26,093	$55,584	$40,721	$13,372	$49,008	$103,101
Operating expense reimbursements	4,192	75	—	4,267	8,218	233	—	8,451
Resident services and fee income	—	—	4,918	4,918	—	—	9,206	9,206
Total revenues	24,945	8,813	31,011	64,769	48,939	13,605	58,214	120,758

Property operating and maintenance	4,916	163	21,159	26,238	9,688	387	39,642	49,717
Net operating income	$20,029	$8,650	$9,852	38,531	$39,251	$13,218	$18,572	71,041
Operating fees to affiliate				2,352				2,352
Acquisition and transaction related				22,456				25,878
Vesting of Class B units for asset management services				12,917				12,917
Fair value of listing note				58,150				58,150
General and administrative				2,674				4,592
Equity-based compensation				97				107
Depreciation and amortization				31,713				60,656
Interest expense				7,108				12,651
Income from preferred equity investment, investment securities and other income				(495)				(795)
Gain on sale of investment securities				(335)				(335)
Net loss attributable to non-controlling interests				(817)				(808)
Net loss attributable to stockholders				$(97,289)				$(104,324)

	Three Months Ended June 30, 2013				Six months ended June 30, 2013
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$11,325	$3,001	$6,559	$20,885	$21,027	$5,806	$10,039	$36,872
Operating expense reimbursements	2,336	138	—	2,474	4,523	140	—	4,663
Resident services and fee income	—	—	578	578	—	—	1,080	1,080
Total revenues	13,661	3,139	7,137	23,937	25,550	5,946	11,119	42,615

Property operating and maintenance	2,649	146	4,649	7,444	5,265	155	7,216	12,636
Net operating income	$11,012	$2,993	$2,488	16,493	$20,285	$5,791	$3,903	29,979
Operating fees to affiliate				—				—
Acquisition and transaction related				2,713				4,751
General and administrative				1,240				1,481
Equity-based compensation				10				18
Depreciation and amortization				12,714				24,408
Interest expense				3,315				6,404
Income from preferred equity investment, investment securities and other income				(255)				(255)
Net loss attributable to non-controlling interests				14				36
Net loss attributable to stockholders				$(3,258)				$(6,864)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(In thousands)	2014	2013
Assets
Investments in real estate:
Medical office buildings	$976,264	$948,122
Triple-net buildings	383,692	205,367
Seniors Housing Communities	612,361	423,114
Total reportable segments, net	1,972,317	1,576,603
Cash	28,695	103,447
Restricted cash	2,135	1,381
Investment securities, at fair value	19,427	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	26,080	17,431
Deferred costs, net	20,071	21,041
Total assets	$2,077,525	$1,734,573
Note 21 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Acquisitions
The following table presents certain information about the properties and other real estate investments that the Company acquired from July 1, 2014 to August 12, 2014:

	Number of Properties	Rentable Square Feet
Total portfolio as of June 30, 2014	147	7,522,338
Acquisitions	3	331,042
Total portfolio as of August 12, 2014	150	7,853,380

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. We are externally managed by American Realty Capital Healthcare Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect interest in our Advisor and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

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

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends;

•
We have not and may not generate cash flows sufficient to pay our dividends to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, American Realty Capital Healthcare Properties, LLC (the "Property Manager"), to waive fees or reimbursement of certain expenses to fund our operations. There is no assurance these entities will waive such amounts;

•	We may be unable to pay or maintain cash dividends or increase dividends over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	We focus on acquiring healthcare-related assets located in the United States, which are subject to risk inherent in concentrating investments in the healthcare industry;

•	The availability of qualified personnel;

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us; and

•
We may not be able to consummate the Merger with Ventas within the expected time period, or at all, due to various reasons, including, but not limited to, the failure to obtain stockholder approval or regulatory approvals for the Merger or an adverse outcome of any legal proceedings relating to the Merger or the Merger Agreement;

•
Changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We invest primarily in real estate serving the healthcare industry in the United States. We own a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, we selectively invest across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of June 30, 2014, we owned 147 properties and one preferred equity investment. Our properties are located in 30 states comprising 7.5 million rentable square feet. We purchased our properties for $2.1 billion.
In February 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013 and we operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “HCT” (the "Listing"). Concurrent with the Listing, we offered to purchase up to 13.6 million of our common stock at a price of $11.00 per share (the "Tender Offer"). As a result of the Tender Offer, on May 2, 2014, we purchased 13.6 million shares of our common stock at a price of $11.00 per share for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide various services. The Advisor, Property Manager and Dealer Manager are under common control with the parent of our sponsor, American Realty Capital V, LLC (our "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to our IPO and Listing and for the investment and management of our assets.
On June 1, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ventas, Inc., a Delaware corporation ("Ventas"), Stripe Sub, LLC a Delaware limited liability company and wholly owned subsidiary of Ventas ("Merger Sub"), Stripe OP, LP, a Delaware limited partnership of which Merger Sub is the sole general partner ("OP Merger Sub"), and the OP. The Merger Agreement provides for the merger of us with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Ventas (the "Merger"), and for the merger of OP Merger Sub with and into the OP, with the OP continuing as the surviving partnership (the "Partnership Merger"). Our board of directors of has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, including the Partnership Merger.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of our common stock, par value $0.01 per share, will be converted into the right to receive, pursuant to an election made by each holder of our common stock, (i) $11.33 in cash, limited to 10% of the shares outstanding of our common stock, or (ii) 0.1688 (the "Exchange Ratio") shares of common stock, par value $0.25 per share, of Ventas ("Ventas Common Stock").
In addition, pursuant to the Partnership Merger, at the Effective Time: (i) our interest as the general partner of the OP will remain outstanding and constitute the only outstanding general partnership interest in the OP; and (ii) each unit of limited partnership interests in the OP (the “OP units”) issued and outstanding immediately prior to the Effective Time of the Partnership Merger, including the 5,613,374 OP units to be issued in respect of the Listing Note Agreement (as defined in Note 10 — Subordinated Listing Distribution Derivative), will be converted into such number of Class C Units (as defined in the limited partnership agreement of the OP as contemplated to be amended and restated by the Merger Agreement) of the OP as is equal to the Exchange Ratio. In addition, unless otherwise notified by Ventas, prior to the Effective Time, we have agreed to terminate our Employee and Director Incentive Restricted Share Plan, our 2011 Stock Option Plan and 2014 Advisor Multi-Year Outperformace Agreement ("OPP"), all, however, contingent on the occurrence of the Effective Time.

The completion of the Merger is subject to various customary conditions. The Merger Agreement includes certain termination rights for both us and Ventas and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we may be required to pay to Ventas expense reimbursement in an amount equal to $10.0 million. The Merger Agreement also provides for the payment of a termination fee by us in the amount of $55.0 million (net of the expense reimbursement, if previously paid) if the Merger Agreement is terminated under specified circumstances. The Merger is expected to close during the fourth quarter of 2014.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition
Our rental income is primarily related to rent received from tenants in medical office buildings and other healthcare-related facilities and residents in seniors housing communities. Rent from tenants in our three operating segments, excluding seniors housing communities under the REIT Investment Diversification and Empowerment Act ("RIDEA") structure, are recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our seniors housing communities are recognized as earned. Residents pay a monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in our seniors housing communities. Fees for ancillary services are recorded in the period in which the services are performed.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 23 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Derivative Instruments
We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Listing Note
Concurrently with the Listing, we, as the general partner of the OP, caused the OP, subject to the terms of the Second Amended and Restated Limited Partnership Agreement, to redeem the SLP's interest in the OP by issuing a note (the "Listing Note"). If the Merger is not completed, the Listing Note's value will be determined, in part, based on the average market value of our outstanding common stock for the period 180 days to 210 days after the Listing. Until the principal amount of the Listing Note is determined, we estimate the contingent consideration and record the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. Concurrently with the execution of the Merger Agreement, the OP and the SLP entered into an amendment to the Listing Note agreement. Pursuant to the Merger Agreement, contingent upon the occurrence of the Effective Time, 5,613,374 OP units will be issued in respect of the termination of the Listing Note.
Multi-Year Outperformance Agreement
On April 7, 2014 (the "OPP Effective Date") in connection with the Listing, we entered into the OPP with the OP and the Advisor. Because the Advisor can terminate at any time and receive the value of the award at the next anniversary date, the estimated value of the award as of the first anniversary was expensed on the OPP Effective Date and the estimated value of the award on the second and third anniversaries is being amortized over the first year and first two years of the OPP, respectively and adjusted to reflect the probability of the closing of the Merger. The award and related expense is adjusted each reporting period for changes in the estimated value.
Tender Offer
We recorded the excess of the cost of the tendered shares over its par value to additional paid-in capital.
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principals generally accepted in the United States ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Results of Operations
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
On April 1, 2013, we owned 58 properties (our "Same Store"). We acquired 89 properties and one preferred equity investment from April 1, 2013 through June 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflect significant increases in most categories.
Rental Income
Rental income increased $34.7 million to $55.6 million for the three months ended June 30, 2014 from $20.9 million for the three months ended June 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $34.2 million for the three months ended June 30, 2014. In addition, Same Store rental income increased by $0.5 million, primarily due to higher occupancy and rental rates in our seniors housing communities and lease-up in several of our multi-tenant medical office buildings.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.8 million to $4.3 million for the three months ended June 30, 2014 from $2.5 million for the three months ended June 30, 2013. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income increased $4.3 million to $4.9 million for the three months ended of June 30, 2014 from $0.6 million for the three months ended June 30, 2013, primarily as a result of our Acquisitions. Resident services and fee income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $18.8 million to $26.2 million for the three months ended June 30, 2014 from $7.4 million for the three months ended June 30, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expenses of $18.3 million. Same Store property operating expense increased $0.5 million, primarily due to higher occupancy and maintenance costs in our seniors housing communities and higher real estate taxes in certain medical office buildings.
Operating Fees to Related Parties
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to day basis. We incurred $2.4 million in asset management services from our Advisor during the three months ended June 30, 2014. Prior to the Listing, we issued the Advisor restricted performance based Class B units for asset management services, which vested with the Listing.

Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, we would have incurred property management fees of $0.7 million and $0.3 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended June 30, 2014 of $22.5 million primarily pertained to advisory, investment banking, legal and marketing costs incurred related to the Listing of $11.2 million. Acquisition and transaction related costs also included $5.3 million related to advisory services, legal and marketing costs related to the Merger and $6.0 million related to the purchase of 18 properties as well as costs associated with other non-recurring transactions. Acquisition and transaction related costs for the three months ended June 30, 2013 of $2.7 million related to our acquisition of 12 properties.
Vesting of Class B Units for Asset Management Services
Vesting of Class B units for asset management services expense of $12.9 million for the three months ended June 30, 2014, related to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 7, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Note
Fair value of listing note of $58.2 million for the three months ended June 30, 2014 related to the Listing Note, which is marked-to-market quarterly, with changes in the estimated value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from our current estimate.
General and Administrative Expenses
General and administrative expenses increased $1.5 million to $2.7 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. This increase was primarily due to higher professional and legal fees, directors' and officers' insurance and federal and state income taxes to support our larger medical office and senior living facility portfolio. General and administrative expenses also included $0.5 million related to the OPP for the three months ended June 30, 2014, which was adopted in conjunction with the Listing.
Equity-based Compensation Expenses
Equity-based compensation expenses of $0.1 million and approximately $10,000 for the three months ended June 30, 2014 and 2013, respectively, related to stock based compensation to our board of directors.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $19.0 million to $31.7 million for the three months ended June 30, 2014 from $12.7 million for the three months ended June 30, 2013. This increase in depreciation and amortization expense related primarily to our Acquisitions, which resulted in an increase of $20.7 million. Same Store depreciation and amortization expense decreased $1.7 million, due to the expiration of the estimated useful lives of in-place leases and leasehold improvements recorded at acquisition. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense increased $3.8 million to $7.1 million for the three months ended June 30, 2014 from $3.3 million for the three months ended June 30, 2013. Interest expense related to mortgage notes payable increased by $1.2 million as a result of a higher average balance outstanding of $304.3 million during the three months ended June 30, 2014, compared to the $215.8 million during the three months ended June 30, 2013, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $2.6 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as a result of a higher average outstanding balance of $434.2 million during the three months ended June 30, 2014 as well as increased amortization of deferred financing costs associated with the amendments to the credit facility. There were no advances outstanding during the three months ended June 30, 2013.

We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income of $0.5 million for the three months ended June 30, 2014 includes $0.2 million from our preferred equity investment in the 80th Street Residence acquired in March 2014 and $0.3 million from investment securities, as well as interest income earned on cash and cash equivalents held during the period. Income from preferred equity investment, investment securities and interest income of $0.3 million for the three months ended June 30, 2013 includes dividend and interest income earned from our investment securities, as well as cash and cash equivalents held during the three months ended June 30, 2013.
Gain on Sale of Investment Securities
Gain on sale of investments for the three months ended June 30, 2014 of $0.3 million related to selling certain investments in common stock. We did not have any such sales during the three months ended June 30, 2013.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was $0.8 million for the three months ended June 30, 2014 compared to approximately $(14,000) for the three months ended June 30, 2013, which represents net loss (income) that is related to non-controlling interest holders. The increase in net loss attributable to non-controlling interests was primarily driven by OP units issued in connection with the Listing.
Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
On January 1, 2013, we owned 50 properties (our "Same Store"). We acquired 97 properties during the period from January 1, 2013 through June 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflect significant increases in most categories.
Rental Income
Rental income increased $66.2 million to $103.1 million for the six months ended June 30, 2014 from $36.9 million for the six months ended June 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $65.7 million for the six months ended June 30, 2014. In addition, Same Store rental income increased by $0.5 million, primarily due to higher occupancy and rental rates in our seniors housing communities as well as lease-up in several of our multi-tenant medical office buildings.
Operating Expense Reimbursements
Operating expense reimbursements increased $3.8 million to $8.5 million for the six months ended June 30, 2014 from $4.7 million for the six months ended June 30, 2013. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs related to the respective properties leased.
Resident Services and Fee Income
Resident services and fee income increased $8.1 million to $9.2 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013, primarily as a result of our Acquisitions. Resident services and fee income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services. Acquisitions represented $8.0 million of the increase in resident services and fee income due to our purchase of 28 seniors housing communities. Same Store resident services and fee income increased $0.1 million as a result of higher fee level of care demand.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $37.1 million to $49.7 million for the six months ended June 30, 2014 from $12.6 million for the six months ended June 30, 2013. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expense of $36.6 million for the six months ended June 30, 2014. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Same Store property operating expense increased $0.5 million, primarily due to higher occupancy and maintenance costs in our seniors housing communities.

Operating Fees to Related Parties
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to day basis. We incurred $2.4 million in asset management services from our Advisor during the six months ended June 30, 2014. Prior to the Listing, we issued the Advisor restricted performance based Class B units for asset management services, which vested with the Listing.
Property management fees increase in direct correlation with gross revenues. Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. The Property Manager elected to waive all property management fees for the six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, we would have incurred property management fees of $1.3 million and $0.5 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the six months ended June 30, 2014 of $25.9 million primarily pertained to advisory, investment banking, legal and marketing costs incurred related to the Listing of $11.2 million. Acquisition and transaction related costs also included $5.3 million related to advisory services, legal and marketing costs related to the Merger and $9.4 million for the purchase of 32 properties and one preferred equity investment and costs associated with other non-recurring transactions. Acquisition and transaction related costs for the six months ended June 30, 2013 of $4.8 million, related to our acquisition of 20 properties.
Vesting of Class B Units for Asset Management Services
Vesting of Class B units for asset management services expense of $12.9 million for the six months ended June 30, 2014, related to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 7, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Note
Fair value of listing note of $58.2 million for the six months ended June 30, 2014 related to the Listing Note, which is marked-to-market quarterly, with changes in the estimated value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from our current estimate.
General and Administrative Expenses
General and administrative expenses were $4.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively, which reflects an increase of $3.1 million. Professional fees, directors' and officers' insurance and federal and state income taxes increased by $2.3 million to support our larger real estate portfolio and number of stockholders. General and administrative expenses also includes $0.5 million related to the OPP, which was adopted in conjunction with the Listing. At the time the IPO ended in April 2013, we began to expense, as incurred, professional fees relating to stockholder services that were previously charged to additional paid in capital on our consolidated balance sheets, because these costs no longer related to fulfilling subscriptions and offering costs. Additionally, there were no general and administrative expenses absorbed by the Advisor for the three months ended June 30, 2014, whereas $0.3 million in general and administrative expenses were absorbed by the Advisor during the six months ended June 30, 2013.
Equity-based Compensation Expenses
Equity-based compensation expenses of $0.1 million and approximately $18,000 for the six months ended June 30, 2014 and 2013, respectively, related to stock based compensation to our board of directors.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $36.3 million to $60.7 million for the six months ended June 30, 2014 from $24.4 million for the six months ended June 30, 2013. This increase in depreciation and amortization expense related primarily to our Acquisitions, which resulted in an increase of $40.2 million for the six months ended June 30, 2014. This increase was partially offset by a decrease of Same Store depreciation and amortization expense of $3.9 million related to the write-off of tangible and intangible assets due to the termination of a tenant in our Spring Creek property, as well as the expiration of the estimated useful lives of in-place leases and leasehold improvements recorded at acquisition. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense
Interest expense increased $6.3 million to $12.7 million for the six months ended June 30, 2014 from $6.4 million for the six months ended June 30, 2013. Interest expense related to mortgage notes payable increased by $2.1 million as a result of a higher average balance outstanding of $269.9 million during the six months ended June 30, 2014, compared to the $204.1 million during the six months ended June 30, 2013, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $4.2 million as a result of a higher average outstanding balance of $144.5 million during the six months ended June 30, 2014 compared to $4.3 million during the six months ended June 30, 2013 as well as increased amortization of deferred financing costs associated with the amendments to the credit facility.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income of $0.8 million for the six months ended June 30, 2014 includes $0.2 million from our preferred equity investment in the 80th Street Residence acquired in March 2014 and $0.6 million from investment securities as well as interest income earned on cash and cash equivalents held during the period. Income from preferred equity investment, investment securities and interest income of $0.3 million for the six months ended June 30, 2013 includes dividend and interest income earned from our investment securities as well as cash and cash equivalents held during the six months ended June 30, 2013.
Gain on Sale of Investment Securities
Gain on sale of investments for the six months ended June 30, 2014 of $0.3 million related to selling certain investments in common stock. We did not have any such sales during the six months ended June 30, 2013.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was $0.8 million and approximately $(36,000) for the six months ended June 30, 2014 and June 30, 2013, respectively, which represents net loss (income) that is related to non-controlling interest holders. The increase in net loss attributable to non-controlling interests was primarily driven by OP units issued in connection with the Listing.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash provided by operating activities was $36.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and level of operating expenses. Cash flows provided by operating activities during the six months ended June 30, 2014 included $25.9 million of acquisition and transaction costs. Cash inflows provided from operations included a net loss adjusted for non-cash items of $29.2 million (net loss of $104.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders, the issuance of OP units related to the conversion of Class B units, loss on listing note derivative and share based compensation, offset by amortization of mortgage premium, of $133.6 million), an increase of $10.8 million in accounts payable and accrued expenses due to amounts payable in connection with the OPP, tenant security deposits, accrued real estate taxes, expenses related to our seniors housing communities, advisory service fees in connection with the Merger, professional fees, legal fees, and asset management fees as well as an increase in deferred rent of $2.3 million. These cash inflows were partially offset by an increase in prepaid and other assets of $6.1 million, due to rent and other receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
The net cash used in investing activities during the six months ended June 30, 2014 was $422.8 million. The cash used in investing activities included $411.9 million to acquire 32 properties, one preferred equity investment and the funding of the construction in progress of a medical office building in Kenosha, Wisconsin. The cash used in investing activities also included $2.3 million of capital expenditures, $6.5 million for deposits on pending real estate acquisitions and $3.0 million for the purchase of investment securities, partially offset by $0.8 million in proceeds from the sale of investment securities.

Net cash provided by financing activities of $311.9 million during the six months ended June 30, 2014 related to advances received from our secured credit facility of $507.5 million used primarily to fund acquisitions and proceeds from the issuance of OP units of $0.8 million. These cash inflows were partially offset by payments on mortgage notes payable of $0.7 million, payments related to financing costs of $1.9 million, payments and fees related to the Tender Offer and other common stock repurchases of $152.6 million, cash dividends to stockholders of $38.1 million, payments and distributions to non-controlling interest holders of $2.3 million and increases in restricted cash of $0.8 million.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash provided by operating activities was $19.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2013 includes $4.8 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $18.7 million (net loss of $6.9 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $25.5 million) and an increase of $3.4 million in accounts payable and accrued expenses due to accrued real estate taxes and other accrued expenses related to our seniors housing communities. These cash inflows were partially offset by an increase in prepaid and other assets of $3.0 million, due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting and prepaid insurance and a decrease in deferred rent of $0.1 million.
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
Net cash provided by financing activities of $1.0 billion during the six months ended June 30, 2013 related to proceeds, net of receivables and common stock repurchases, from the issuance of common stock of $1.2 billion and $0.2 million in net advances from affiliates. These cash inflows were partially offset by payments related to offering costs of $122.2 million, payments on mortgage notes payable, the revolving credit facility and note payable of $28.6 million, cash dividends to stockholders of $17.2 million, payments related to financing costs of $0.6 million, increases in restricted cash of $0.2 million and distributions to non-controlling interest holders of $0.2 million.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Normalized Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Funds from Operations, Normalized Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is a supplemental performance measure but is not equivalent to our net income or loss as determined under GAAP.
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, normalized funds from operations ("Normalized FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Normalized FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Normalized FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Normalized FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Normalized FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
We consider FFO, Normalized FFO and AFFO useful indicators of our performance. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO facilitates comparisons of operating performance between periods and between other REITs in our peer group.
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses.
Normalized FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-cash, non-recurring or not related to operations, such as the OPP and Listing Note related derivative. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Additionally, the OPP and Listing Note related derivative are not key operational features of a business plan and do not relate to the performance of our properties. By excluding expensed acquisition costs, the OPP and the Listing Note related derivative, we believe Normalized FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude dividends on Class B units. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation expense from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

In calculating AFFO, we include expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the potential for future dividends, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expenses are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Normalized FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
The table below reflects the items deducted from or added to net loss in our calculation of FFO, Normalized FFO and AFFO during the periods presented.  Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(7,026)	$(98,106)	$(105,132)
Depreciation and amortization attributable to stockholders	28,844	31,679	60,523
FFO	21,818	(66,427)	(44,609)
Acquisition fees and expenses	3,422	22,456	25,878
Vesting of Class B units for asset management services	—	12,917	12,917
Fair value of listing note	—	58,150	58,150
Normalized FFO	25,240	27,096	52,336
Amortization of above or below market leases and liabilities, net	95	94	189
Straight-line rent	(1,908)	(2,659)	(4,567)
Amortization of mortgage premiums	(264)	(384)	(648)
Amortization of deferred financing costs	1,561	1,629	3,190
Non-cash equity compensation expense	10	97	107
Gain on sale of investment securities	—	(335)	(335)
Distributions on Class B units	139	12	151
OPP	—	516	516
Recurring capital expenditures	—	(276)	(276)
AFFO	$24,873	$25,790	$50,663

Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income.
We believe that earnings before interest, taxes, depreciation and amortization adjusted for acquisition and transaction related expenses, vesting of Class B units, other non-cash valuations, gain on sale of investment, income from preferred equity investment, investment securities and interest income and including our pro-rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.
Net operating income ("NOI") is a non-GAAP financial measure equal to net income attributable to stockholders, the most directly comparable GAAP financial measure and excluding acquisition and transaction related expenses, vesting of Class B units, depreciation and amortization, interest expense, income from preferred equity investment, investment securities and interest income, non-cash valuations, operating fees to affiliates, general and administrative expense and equity-based compensation. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or ability to make dividends.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.
The table below reflects the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(7,026)	$(98,106)	$(105,132)
Acquisition fees and transaction related	3,422	22,456	25,878
Vesting of Class B units for asset management services	—	12,917	12,917
Depreciation and amortization	28,943	31,713	60,656
Interest expense	5,543	7,108	12,651
Income from preferred equity investment, investment securities and interest income	(300)	(495)	(795)
Gain on sale of investment securities	—	(335)	(335)
Fair value of listing note	—	58,150	58,150
Adjusted EBITDA	30,582	33,408	63,990
Operating fees to affiliates	—	2,352	2,352
General and administrative	1,918	2,674	4,592
Equity-based compensation	10	97	107
NOI	32,510	38,531	71,041
Amortization of above or accretion of below market lease intangibles, net	95	94	189
Straight-line rent	(1,930)	(2,659)	(4,589)
Cash NOI	$30,675	$35,966	$66,641

Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $28.7 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors, and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities from our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations. Through future acquisitions and the stabilization of our current investment portfolio, we expect to increase the amount of cash flow generated from operating activities in future periods. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for dividends. Our principal sources and uses of funds are further described below.
On June 1, 2014, we entered into the Merger Agreement with Ventas, the Merger Sub, the OP Merger Sub, and the OP. The Merger Agreement provides for the merger of us with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Ventas, and for the merger of OP Merger Sub with and into the OP, with the OP continuing as the surviving partnership. Our board of directors has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, including the Partnership Merger.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding share of our common stock, par value $0.01 per share, will be converted into the right to receive, pursuant to an election made by each holder of our common stock, (i) $11.33 in cash, limited to 10% of the shares outstanding of our common stock, or (ii) 0.1688 shares of Ventas Common Stock.
In addition, pursuant to the Partnership Merger, at the Effective Time: (i) our interest as the general partner of the OP will remain outstanding and constitute the only outstanding general partnership interest in the OP; and (ii) the OP units issued and outstanding immediately prior to the Effective Time of the Partnership Merger, including the 5,613,374 OP units to be issued in respect of the termination of the Listing Note Agreement (as defined in Note 10 — Subordinated Listing Distribution Derivative), will be converted into such number of Class C Units (as defined in the limited partnership agreement of the OP as contemplated to be amended and restated by the Merger Agreement) of the OP as is equal to the Exchange Ratio. In addition, unless otherwise notified by Ventas, prior to the Effective Time, we have agreed to terminate our Employee and Director Incentive Restricted Share Plan, our 2011 Stock Option Plan and the OPP, all, however, contingent on the occurrence of the Effective Time.
The completion of the Merger is subject to various customary conditions. The Merger Agreement includes certain termination rights for both us and Ventas and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we may be required to pay to Ventas expense reimbursement in an amount equal to $10.0 million. The Merger Agreement also provides for the payment of a termination fee by us in the amount of $55.0 million (net of the expense reimbursement, if previously paid) if the Merger Agreement is terminated under specified circumstances. The Merger is expected to close during the fourth quarter of 2014.
Pursuant to the Merger Agreement, all Merger related fees, other than fees and expenses arising from any litigation, the obtainment of consents, debt prepayment penalties, defeasance costs, breakage costs, indemnification of liabilities (excluding liabilities to the Advisor or SLP), and accounting expenses, are capped at $23.6 million. During the three and six months ended June 30, 2014, we have incurred $5.3 million related to the Merger.
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
On April 11, 2014, we filed a universal shelf registration statement that was declared effective. Pending the Merger, we intend to maintain the universal shelf registration statement.

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
On January 23, 2014, we entered into the first amendment to the Amended Facility (the "First Amendment"), which permits us to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the “Term Loan Commitment Period”) in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the First Amendment, we may from time to time, at our option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
On April 7, 2014, we entered into the second amendment to the Amended Facility (the “Second Amendment”). The Second Amendment, among other things, (i) permits the issuance of the Listing Note to the SLP following the Listing, (ii) modifies the distribution covenant to account for the suspension of our distribution reinvestment plan (the "DRIP"); (iii) permits the issuance of long term incentive plan units ("LTIP units") to the Advisor and (iv) modifies certain other terms of the Amended Facility to allow us to make additional restricted payments, including the Tender Offer.
As of June 30, 2014, the balance under the Amended Facility was $507.5 million, with a weighted average interest rate of 1.8%. Our unused borrowing capacity was $96.9 million, based on the assets assigned to the Amended Facility as of June 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. We may use proceeds from our Amended Facility to fund future acquisitions.
In connection with our financings, our Advisor currently receives a financing coordination fee, equal to 1.0% of the amount made available or outstanding under such financing, subject to certain limitations. On April 7, 2014, we entered into the Third Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminates the financing coordination fee 180 days after the Listing, or October 4, 2014 (the "Termination Date"), except for fees with respect to financings under contract, letter of intent or under negotiation as of the Termination Date (see Note 15 — Related Party Transactions and Arrangements).
Reimbursement of Advisor's Expenses
We reimburse the Advisor for costs and expenses of providing services, subject to the limitations defined in our charter and advisory agreement. No reimbursement was incurred from the Advisor or paid by us for providing administrative services for the three and six months ended June 30, 2014 or 2013. The lack of reimbursement to the Advisor of its expenses improves our operating cash flows and our ability to pay dividends from operating cash flows.
Principal Uses of Funds
Acquisitions
As of June 30, 2014, we owned 147 properties and one preferred equity investment. Our total investment in properties and our preferred equity investment as measured by aggregate purchase price was $2.1 billion. As of August 12, 2014, we owned 150 properties.
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  We currently have $77.7 million of assets under contract and submitted letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing. We intend to use advances from our Amended Facility to fund acquisitions.
In connection with our acquisition of properties, our Advisor receives an acquisition fee equal to 1.0% of the contract purchase price of each acquired property including debt assumed or borrowed in connection with the acquisition. The Amended Advisory Agreement terminates the acquisition fee on the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date (see Note 15 — Related Party Transactions and Arrangements).

Leasing Activity and Capital Expenditures
During the three months ended June 30, 2014, we renewed 100% of leases set to expire during such period, which represented 2,821 rentable square feet.  We also executed one new lease in our medical office building segment, representing 2,499 rentable square feet during the three months ended June 30, 2014. As of June 30, 2014, we had a 96.7% occupancy rate in our medical office building segment.
Recurring and nonrecurring capital expenditures, which include tenant and building improvements was $1.6 million and $0.7 million for the three months ended June 30, 2014 and March 31, 2014, respectively.
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. On December 10, 2011, our board of directors authorized, and we declared dividends payable to stockholders of record each day during the applicable period at a rate equal to $0.0018630137 per day, or $0.68 annually, per share of common stock beginning January 1, 2012. Prior to April 1, 2014, our dividends were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, dividends are paid to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month. Dividend payments are dependent on the availability of funds. Our board of directors may reduce the amount of divdends paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Effective March 30, 2014, the board of directors approved the suspension of the DRIP.
During the six months ended June 30, 2014, dividends paid to common stockholders totaled $60.4 million, inclusive of $22.3 million of dividends for which common stock was issued under the DRIP. During the six months ended June 30, 2014, cash used to pay our dividends was primarily generated from cash flows from operations, shares issued under the DRIP and proceeds from financings.
The following table shows the sources for the payment of dividends to common stockholders:

	Three Months Ended				Six Months Ended
	March 31, 2014		June 30, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Dividends(1):
Dividends paid in cash	$13,818		$24,303		$38,121
Dividends reinvested	16,533		5,721		22,254
Total dividends	$30,351		$30,024		$60,375

Sources of dividend coverage:
Cash flows provided by operations	$13,818	45.5%	$22,415	74.7%	$36,233	60.0%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Common stock issued under the DRIP / offering proceeds	16,533	54.5%	5,721	19.1%	22,254	36.9%
Proceeds from financings	—	—%	1,888	6.2%	1,888	3.1%
Total sources of dividends	$30,351	100.0%	$30,024	100.0%	$60,375	100.0%

Cash flows provided by operations (GAAP basis) (2)	$22,913		$13,320		$36,233
Net loss attributable to stockholders (in accordance with GAAP)	$(7,035)		$(97,289)		$(104,324)
___________________

(1)	Excludes dividends on unvested restricted stock, Class B units and OP units.

(2)	Cash flows provided by operations for the six months ended June 30, 2014 include acquisition and transaction related expenses of $25.9 million.

The following table compares cumulative dividends paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through June 30, 2014:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	June 30, 2014
Dividends paid:
Common stockholders in cash	$91,389
Common stockholders pursuant to DRIP/offering proceeds	79,974
Total dividends paid	$171,363

Reconciliation of net loss:
Revenues	$285,163
Acquisition and transaction related	(52,332)
Depreciation and amortization	(148,967)
Other operating expenses	(188,862)
Other non-operating expenses	(37,061)
Net income attributable to non-controlling interests	784
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(141,275)

Cash flows provided by operations	$94,875
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Share Repurchases
Our board of directors had adopted a Share Repurchase Program ("SRP") that had enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were permitted, subject to certain conditions, to repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such purchase. On March 30, 2014, the board of directors approved the termination of our SRP. We processed all of the requests received under the SRP for the first quarter of 2014 and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the six months ended June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Six months ended June 30, 2014	22	69,476	9.85
Cumulative repurchase requests as of June 30, 2014	144	456,444	$9.79
Listing and Tender Offer
On April 7, 2014, we commenced the Tender Offer. The Tender Offer closed on May 5, 2014 and we purchased 13.6 million shares of our common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding related fees and expenses related to the Tender Offer of $1.3 million and including fractional shares repurchased thereafter. We funded the Tender Offer using a drawn on our Amended Facility.

Loan Obligations
As of June 30, 2014, we had mortgage notes payable of $304.2 million with a weighted average interest rate of 5.2%. The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and cause us to recognize taxable income on foreclosure for federal income tax purposes even though we do not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and credit facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of June 30, 2014, the outstanding mortgage notes payable and loans under the credit facility had weighted average effective interest rates of 5.2% and 1.8%, respectively, and a weighed average maturity of 3.1 years.

		July 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$304,207	$769	$141,115	$122,131	$40,192
Interest on mortgage notes payable	45,392	7,880	23,887	7,831	5,794
Credit facility	507,500	—	207,500	300,000	—
Interest on credit facility	29,276	4,541	16,425	8,310	—
Lease rental payments due	26,454	335	1,261	1,305	23,553
Kenosha purchase obligation (1)	3,441	3,441	—	—	—
	$916,270	$16,966	$390,188	$439,577	$69,539
______________________
(1) We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of June 30, 2014, we have funded $1.8 million and $19.3 million for the land and construction in progress, respectively.
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

Related Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 15 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Amended Facility, bears interest at fixed rates and variable rates, respectively. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2014, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $308.2 million and a fair value of $313.9 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $7.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $5.8 million.
At June 30, 2014 our variable-rate credit facility had a carrying and fair value of $507.5 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $5.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in “Note 14 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors", disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. The following additional risk factor should be considered regarding our potential risks and uncertainties:
Our business and results of operations may be adversely affected by litigation related to the Merger with Ventas. In addition, we may not be able to consummate the Merger with Ventas within the expected time period or at all due to such litigation.
We and our board of directors, among others, have been named as defendants in thirteen class action lawsuits brought by purported shareholders, generally alleging that our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith, and fair dealing in their decision to pursue the Merger, and that our board of directors improperly agreed to impermissible “deal protection” devices in the Merger Agreement. The plaintiffs generally seek to enjoin the defendants from proceeding with or consummating the Merger and, to the extent that the Merger is implemented before relief is granted, plaintiffs seek to have the Merger rescinded. The plaintiffs also seek money damages and attorneys' fees.
We believe that the allegations in these lawsuits are without merit and intend to defend vigorously against them.   However, because these lawsuits are in their early stages, we cannot predict the outcome at this time, and we cannot be assured that the actions will not delay the consummation of the Merger or result in substantial costs (which may include settlement costs); even a meritless lawsuit may potentially delay consummation of the Merger.  An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.  A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.  Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Equity Securities
In accordance with the advisory agreement, the Advisor was issued 1,360,362 Class B units by the OP. The Class B units vest upon the achievement of an economic hurdle and certain other performance conditions. On April 7, 2014, we deemed the achievement of the performance condition probable and the Class B units were converted to OP units on a one-to-one basis.
Additionally, the Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 7, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP.
A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or a corresponding number of shares of our common stock, at our option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Use of Proceeds from Sales of Registered Securities
In February 2011, we commenced our initial public offering on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement (File No. 333-169075) initially filed with the SEC on August 27, 2010 under the Securities Act of 1933, as amended, and declared effective on February 18, 2011. We closed our IPO in April 2013. As of June 30, 2014, we have issued 169.3 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of June 30, 2014 we had received $1.8 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP, net of repurchases and excluding the Tender Offer. We operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on the NASDAQ Global Select Market under the symbol “HCT”.
On April 11, 2014, we filed a universal shelf registration statement that was declared effective.

We used the net proceeds from our IPO, net of cumulative offering costs of $197.5 million, primarily to acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. As of June 30, 2014, we have used the net proceeds from our IPO, credit facility, and debt financings to purchase 147 properties and one preferred equity investment with an aggregate purchase price of $2.1 billion.
Issuer Purchases of Equity Securities
On March 30, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter and will not process further requests. The following table reflects the number of shares repurchased under the Company's SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Six months ended June 30, 2014	22	69,476	9.85
Cumulative repurchase requests as of June 30, 2014	144	456,444	$9.79
The Tender Offer closed on May 2, 2014 and we purchased 13.6 million shares of our common stock at a price of $11.00 per share for an aggregate of $150.1 million, excluding related fees and expenses related to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using a drawn on our Amended Facility.
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
Edward F. Lange
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2014

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.2 (3)
Agreement and Plan of Merger, dated as of June 1, 2014, by and among American Realty Capital Healthcare Trust, Inc., Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP and American Realty Capital Healthcare Trust Operating Partnership L.P.

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

10.36(1)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust, Inc., dated as of April 7, 2014
10.37(2)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust, Inc., dated as of April 28, 2014
10.38(1)	2014 Advisor Multi-Year Outperformance Agreement dated as of April 7, 2014
10.39(1)	Contribution and Exchange Agreement, dated as of April 7, 2014
10.40(1)	Listing Note Agreement dated as of April 7, 2014
10.41(3)
Amendment to the Third Amended and Restated Advisory Agreement, dated as of June 1, 2014, by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership L.P. and American Realty Capital Healthcare Advisors, LLC.

10.42(3)
Amendment to the Property Management and Leasing Agreement, dated as of June 1, 2014, by and among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership L.P. and American Realty Capital Healthcare Properties, LLC.

10.43(3)
Agreement Terminating the American Realty Capital Healthcare Trust, Inc. 2014 Advisor Multi-Year Outperformance Agreement, dated as of June 1, 2014, among American Realty Capital Healthcare Trust, Inc., American Realty Capital Healthcare Trust Operating Partnership L.P. and American Realty Capital Healthcare Advisors, LLC.

10.44(4)
Amendment to the Listing Note Agreement, dated as of June 1, 2014, by and between American Realty Capital Healthcare Trust Operating Partnership L.P. and the American Realty Capital Healthcare Special Limited Partnership, LLC.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2014

(2)	Filed as an exhibit to the Company's Quarterly Report on From 10-Q filed with the SEC on May 15, 2014

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014.

(4)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014.