Form 10-Q
period 2014-09-30
AMERICAN REALTY CAPITAL HEALTHCARE TRUST INC
filed 2014-10-31
CIK 1499875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014
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
The number of outstanding shares of the registrant's common stock on October 31, 2014 was 169,316,247 shares.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$149,964	$107,719
Buildings, fixtures and improvements	1,826,348	1,363,858
Construction in progress	19,673	11,112
Acquired intangible lease assets	240,402	181,264
Total real estate investments, at cost	2,236,387	1,663,953
Less: accumulated depreciation and amortization	(181,279)	(87,350)
Total real estate investments, net	2,055,108	1,576,603
Cash and cash equivalents	33,452	103,447
Restricted cash	3,135	1,381
Investment securities, at fair value	1,587	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	27,725	17,431
Deferred costs, net	18,530	21,041
Total assets	$2,148,337	$1,734,573
LIABILITIES AND EQUITY
Mortgage notes payable	$303,831	$259,348
Mortgage premiums, net	3,612	2,769
Credit facility	619,400	—
Below-market lease liabilities, net	4,811	5,543
Derivatives, at fair value	56,633	333
Accounts payable and accrued expenses	33,088	17,460
Deferred rent and other liabilities	5,121	2,949
Dividends payable	—	10,427
Total liabilities	1,026,496	298,829
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 authorized, 169,316,247 and 180,463,898 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,691	1,805
Additional paid-in capital	1,462,165	1,591,941
Accumulated other comprehensive loss	(219)	(3,243)
Accumulated deficit	(353,553)	(158,378)
Total stockholders' equity	1,110,084	1,432,125
Non-controlling interests	11,757	3,619
Total equity	1,121,841	1,435,744
Total liabilities and equity	$2,148,337	$1,734,573

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$63,311	$29,285	$166,412	$66,157
Operating expense reimbursements	4,557	2,859	13,008	7,522
Resident services and fee income	5,741	2,003	14,947	3,083
Total revenues	73,609	34,147	194,367	76,762
Operating expenses:
Property operating and maintenance	31,315	13,940	81,032	26,576
Operating fees to affiliates	2,711	—	5,063	—
Acquisition and transaction related	10,266	3,107	36,144	7,858
Vesting of Class B units for asset management services	—	—	12,917	—
Fair value of listing note	(1,750)	—	56,400	—
General and administrative	3,175	1,429	7,874	2,928
Depreciation and amortization	32,606	17,140	93,262	41,548
Total operating expenses	78,323	35,616	292,692	78,910
Operating loss	(4,714)	(1,469)	(98,325)	(2,148)
Other income (expenses):
Interest expense	(7,942)	(4,350)	(20,593)	(10,754)
Income from preferred equity investment and investment securities and interest income	320	354	1,115	609
Loss on sale of investment securities	(464)	—	(129)	—
Total other expense	(8,086)	(3,996)	(19,607)	(10,145)
Net loss	(12,800)	(5,465)	(117,932)	(12,293)
Net loss (income) attributable to non-controlling interests	679	(10)	1,487	(46)
Net loss attributable to stockholders	(12,121)	(5,475)	(116,445)	(12,339)

Other comprehensive income:
Designated derivatives, fair value adjustment	107	(77)	100	266
Unrealized gain (loss) on investment securities, net	661	(1,879)	2,924	(2,864)
Comprehensive loss attributable to stockholders	$(11,353)	$(7,431)	$(113,421)	$(14,937)

Basic and diluted weighted average shares outstanding	169,090,342	178,231,121	175,234,437	142,163,876
Basic and diluted net loss per share attributable to stockholders	$(0.07)	$(0.03)	$(0.66)	$(0.09)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine months ended September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	180,463,898	$1,805	$1,591,941	$(3,243)	$(158,378)	$1,432,125	$3,619	$1,435,744
Common stock issued through distribution reinvestment plan	2,344,631	23	22,231	—	—	22,254	—	22,254
Common stock repurchases, inclusive of fees and expenses	(13,718,187)	(137)	(152,007)	—	—	(152,144)	—	(152,144)
Dividends declared	—	—	—	—	(78,730)	(78,730)	—	(78,730)
Contributions from non-controlling interest holders	—	—	—	—	—	—	750	750
Vesting of Class B units for asset management services	—	—	—	—	—	—	12,917	12,917
Equity-based compensation	225,905	—	844	—	—	844	—	844
Distributions to non-controlling interest holders	—	—	—	—	—	—	(586)	(586)
Increase in interest in Reliant Rehabilitation - Dallas, TX and University of Wisconsin Health MOB - Monona, WI	—	—	(844)	—	—	(844)	(3,456)	(4,300)
Other comprehensive income	—	—	—	3,024	—	3,024	—	3,024
Net loss	—	—	—	—	(116,445)	(116,445)	(1,487)	(117,932)
Balance, September 30, 2014	169,316,247	$1,691	$1,462,165	$(219)	$(353,553)	$1,110,084	$11,757	$1,121,841

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(117,932)	$(12,293)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	57,310	27,235
Amortization of intangibles	35,952	14,313
Amortization of deferred financing costs	4,827	2,462
Amortization of mortgage premiums	(1,036)	(593)
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	287	346
Vesting of Class B units for asset management services	12,917	—
Equity-based compensation	844	46
Fair value of listing note	56,400	—
Loss on sale of investment securities	129	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(13,819)	(7,283)
Due from affiliate	—	(4,480)
Accounts payable and accrued expenses	15,099	8,097
Deferred rent and other liabilities	2,172	1,393
Net cash provided by operating activities	53,150	29,243
Cash flows from investing activities:
Investment in real estate and preferred equity investment	(527,411)	(702,714)
Deposits for real estate	(500)	(6,690)
Capital expenditures	(2,530)	(283)
Purchase of investment securities	(3,036)	(19,448)
Proceeds from sale of investment securities	18,914	—
Net cash used in investing activities	(514,563)	(729,135)
Cash flows from financing activities:
Payments of note payable	—	(2,500)
Payments of mortgage notes payable	(1,047)	(220)
Proceeds from credit facility	619,400	—
Payments on credit facility	—	(26,000)
Payments of deferred financing costs	(1,998)	(16,620)
Proceeds from issuance of common stock	—	1,196,900
Proceeds from the issuance of OP units	750	—
Common stock repurchases, inclusive of fees and expenses	(152,144)	(1,764)
Payments of offering costs and fees related to stock issuances	—	(122,343)
Dividends paid	(66,903)	(31,124)
Payments to non-controlling interest holders	(4,300)	—
Distributions to non-controlling interests holders	(586)	(278)
Restricted cash	(1,754)	(1,117)
Net cash provided by financing activities	391,418	994,934
Net change in cash	(69,995)	295,042
Cash, beginning of period	103,447	13,869
Cash, end of period	$33,452	$308,911

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures:
Cash paid for interest	$16,749	$8,840
Cash paid for income taxes	1,590	132

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$45,530	$39,192
Premiums on assumed mortgage notes payable	1,879	692
Common stock issued through distribution reinvestment plan	22,254	34,319

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust, Inc. (the "Company") invests primarily in real estate serving the healthcare industry in the United States. The Company owns a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, the Company selectively invests across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of September 30, 2014, the Company owned 153 properties and one preferred equity investment located in 31 states and comprised of 7.9 million rentable square feet.
In February 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The Company closed its IPO in April 2013 and operated as a non-traded real estate investment trust ("REIT") through April 6, 2014. On April 7, 2014, the Company listed its common stock on the NASDAQ Global Select Market ("NASDAQ") under the symbol "HCT" (the "Listing"). Concurrent with the Listing, the Company offered to purchase up to 13.6 million shares of its common stock at a price of $11.00 per share (the "Tender Offer"). As a result of the Tender Offer, on May 2, 2014, the Company purchased 13.6 million shares of its common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
The Company, which was incorporated on August 23, 2010, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust Operating Partnership, L.P., a Delaware limited partnership (the "OP"). The Company has no direct employees. The Company has retained American Realty Capital Healthcare Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Healthcare Properties, LLC (the "Property Manager") to serve as the Company's property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Company's sponsor, American Realty Capital V, LLC (the "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to the IPO, the Listing, the Merger (described below) and for the investment and management of the Company's assets.
Note 2 — Merger Agreement
On June 1, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ventas, Inc., a Delaware corporation ("Ventas"), Stripe Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Ventas ("Merger Sub"), Stripe OP, LP, a Delaware limited partnership of which Merger Sub is the sole general partner ("OP Merger Sub"), and the OP. The Merger Agreement provides for the merger of the Company with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Ventas (the "Merger"), and for the merger of OP Merger Sub with and into the OP, with the OP continuing as the surviving partnership (the "Partnership Merger"). The board of directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, including the Partnership Merger.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In addition, pursuant to the Partnership Merger, at the Effective Time: (i) the Company's interest as the general partner of the OP will remain outstanding and constitute the only outstanding general partnership interest in the OP; and (ii) each unit of limited partnership interests in the OP (the "OP units") issued and outstanding immediately prior to the Effective Time of the Partnership Merger, including the 5,613,374 OP units to be issued in respect of the termination of the Listing Note Agreement (as defined in Note 10 — Subordinated Listing Distribution Derivative), will be converted into such number of Ventas Class C units (as defined in the limited partnership agreement of the OP as contemplated to be amended and restated by the Merger Agreement) of the OP as is equal to the Exchange Ratio. In addition, unless otherwise notified by Ventas, prior to the Effective Time, the Company has agreed to terminate the Company's Employee and Director Incentive Restricted Share Plan, the Company's 2011 Stock Option Plan and the 2014 Advisor Multi-Year Outperformace Agreement (the "OPP"), all, however, contingent on the occurrence of the Effective Time.
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
Pursuant to the Merger Agreement, all Merger related fees, other than fees and expenses arising from any litigation, the obtainment of consents, debt prepayment penalties, defeasance costs, breakage costs, indemnification of liabilities (excluding liabilities to the Advisor or American Realty Capital Healthcare Special Limited Partnership, LLC, (the "SLP")) and accounting expenses are capped at $23.6 million. During the three and nine months ended September 30, 2014, the Company has incurred $7.8 million and $13.1 million, respectively, related to the Merger.
Note 3 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014, other than the updates described below.
Reclassifications
Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.
Listing Note
Concurrently with the Listing, the Company caused the OP to issue the Listing Note (see Note 10 — Subordinated Listing Distribution Derivative). Except as provided below, the Listing Note's value will be determined, in part, based on the average market value of the Company's outstanding common stock for the period 180 days to 210 days after the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a derivative and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. Concurrently with the execution of the Merger Agreement, the OP and the SLP entered into an amendment to the Listing Note agreement. Pursuant to the amended Listing Note agreement, contingent upon the occurrence of the Merger at the Effective Time, 5,613,374 OP units will be issued in respect of the termination of the Listing Note.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Multi-Year Outperformance Agreement
On April 7, 2014 (the "OPP Effective Date") in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Because the Advisor can terminate at any time and receive the value of the award at the next anniversary date, the estimated value of the award as of the first anniversary was expensed on the OPP Effective Date and the estimated value of the award on the second and third anniversaries is being amortized over the first year and first two years of the OPP, respectively, and adjusted to reflect the probability of the closing of the Merger. The award and related expense is adjusted each reporting period for changes in the estimated value. Concurrently with the execution of the Merger Agreement, the Company, the OP and the Advisor entered into an agreement terminating the OPP, pursuant to which the OPP will terminate without payment to the Advisor, contingent on the closing of the Merger (see Note 17 — Equity-Based Compensation).
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 4 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$41,245	$64,357
Buildings, fixtures and improvements	461,095	595,820
Construction in progress	8,561	4,819
Total tangible assets	510,901	664,996
Acquired intangibles:
In-place leases	59,238	78,020
Above-market lease assets	—	5,371
Below-market lease liabilities	—	(4,272)
Total assets acquired, net	570,139	744,115
Preferred equity investment (see Note 5 — Preferred Equity Investment)	8,800	—
Deposits for real estate	(3,590)	—
Mortgage notes payable assumed or used to acquire real estate investments	(45,530)	(39,192)
Premiums on mortgages assumed	(1,879)	(692)
Other liabilities assumed	(529)	(1,517)
Cash paid for acquired real estate and preferred equity investments	$527,411	$702,714
Number of properties purchased	38	53
The allocations to buildings, fixtures and improvements have been provisionally assigned to each class, pending receipt of additional information from a third party specialist.
The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expense of $8.2 million from the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Pro forma revenues	$221,631	$139,050
Pro forma net loss attributable to stockholders	$(107,176)	$(7,975)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 — December 31, 2014	$28,642
2015	116,563
2016	117,860
2017	117,183
2018	112,136
Thereafter	810,444
$1,302,828
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented approximately 10% or greater of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2014 and 2013:

	September 30,
Tenant	2014	2013
UnitedHealth Group Incorporated	*	10.7%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all tenants as of the period specified.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represents approximately 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2014 and 2013:

	September 30,
State	2014	2013
Florida	*	11.4%
Georgia	12.8%	16.6%
Oregon	*	18.4%
Texas	11.8%	*
____________________________

*	State's annualized rental income on a straight-line basis was not 10% or more of total annualized rental income for all portfolio properties as of the date specified.
Note 5 — Preferred Equity Investment
As of September 30, 2014, the Company owned a preferred equity investment in an entity that owns the 80th Street Residence, a seniors housing community located at 430 East 80th Street in the Upper East Side of Manhattan. As of September 30, 2014, the preferred equity investment had a carrying amount of $8.8 million. The investment has a ten-year term maturing in March 2024, a 0.5% origination fee and a 10.0% current pay rate distributed on a semi-annual basis. As of December 31, 2013, the Company did not have any preferred equity investments.
The preferred equity investment has a fixed return based on contributed capital and no participation in profits or losses of the real estate activities.  As such, the Company accounts for the returns earned in income from preferred equity investment and investment securities and interest income on the consolidated statements of operations and comprehensive loss.  The Company assesses the investment for impairment on a periodic basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 6 — Investment Securities
As of September 30, 2014, the Company had investments in a real estate income fund with an aggregate fair value of $1.6 million. As of December 31, 2013, the Company had investments in common stock, redeemable preferred stock and a senior note with an aggregate fair value of $14.7 million. The real estate income fund is managed by an affiliate of the Sponsor (see Note 15 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive loss as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired, at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of September 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Investment securities	$1,573	$14	$—	$1,587
December 31, 2013
Investment securities	$17,580	$202	$(3,112)	$14,670
Unrealized losses as of September 30, 2014 were considered temporary and, therefore, no impairment was recorded during the three and nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company sold investments in common stock, redeemable preferred stock and a senior note with a cost of $19.0 million for $18.9 million, resulting in a realized net loss on sale of investment securities of $0.1 million.
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
Pursuant to the Amended Facility, the Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.60% to 2.20%; or (b) the Base Rate, plus an applicable margin that ranges from 0.35% to 0.95%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its "prime rate," (ii) 0.5% above the federal funds effective rate or (iii) 1.0% above the applicable one-month LIBOR. Upon such time as the Company receives an investment grade credit rating as determined by major credit rating agencies, the Company will have the option, based upon its credit rating, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 0.95% to 1.70%; or (b) the Base Rate, plus an applicable margin that ranges from 0.00% to 0.70%. The Amended Facility includes an unused fee per annum equal to (a) 0.25% of any unused balance of the revolving facility, if such unused balance exceeds 50% of the available revolving facility, (b) 0.15% of any unused balance of the revolving credit facility, if such unused balance is equal to or less than 50% of the available revolving facility and (c) 0.25% of any unused balance of the term facility.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
On January 23, 2014, the Company entered into the first amendment to the Amended Facility (the "First Amendment"), which permits the Company to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the "Term Loan Commitment Period") in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the First Amendment, the Company may from time to time, at its option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
On April 7, 2014, the Company entered into the second amendment to the Amended Facility (the "Second Amendment"). The Second Amendment, among other things, (i) permits the issuance of the Listing Note to the SLP following the Listing, (ii) modifies the distribution covenant to account for the suspension of the Company's distribution reinvestment plan (the "DRIP"); (iii) permits the issuance of long term incentive plan units ("LTIP units") to the Advisor and (iv) modifies certain other terms of the Amended Facility to allow the Company to make additional restricted payments, including the Tender Offer.
As of September 30, 2014, the balance outstanding under the Amended Facility was $619.4 million, with a weighted average interest rate of 1.8%. The Company's unused borrowing capacity was $54.3 million, based on the assets assigned to the Amended Facility as of September 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. There were no advances outstanding as of December 31, 2013.
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the financial covenants under the Amended Facility.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 9 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2014	December 31, 2013			Interest Rate	Maturity
		(In thousands)	(In thousands)
Texarkana ASC - Texarkana, TX	1	$2,108	$2,143	5.58%		Fixed	Jun. 2016
Carson Tahoe Specialty Medical Center - Carson City, NV (1)	3	21,751	21,751	5.08%		Fixed	Sep. 2017
Durango Medical Plaza - Las Vegas, NV (1)	1	17,172	17,172	5.08%		Fixed	Sep. 2017
CareMeridian Rehabilitation - Phoenix, AZ (1)	1	6,936	6,936	5.08%		Fixed	Sep. 2017
Reliant Rehabilitation - Dallas, TX (1)	1	24,850	24,850	5.15%		Fixed	Sep. 2017
Select Rehabilitation - San Antonio, TX (1)	1	12,714	12,714	5.15%		Fixed	Sep. 2017
Spring Creek Medical Plaza - Tomball, TX (1)	1	7,477	7,477	5.15%		Fixed	Sep. 2017
Odessa Regional MOB - Odessa, TX	1	4,047	4,047	4.09%	(2)	Fixed	Dec. 2016
Methodist North MOB - Peoria, IL	1	13,544	13,544	3.99%	(2)	Fixed	Dec. 2016
University of Wisconsin Health MOB - Monona, WI	1	5,039	5,039	4.00%		Fixed	Apr. 2017
Reliant Rehabilitation - Houston, TX (1)	1	13,437	13,437	4.98%		Fixed	Sep. 2017
Village Healthcare Center - Santa Ana (1)	1	1,906	1,906	4.98%		Fixed	Sep. 2017
Sisters of Mercy Building - Springfield, MO	1	5,500	5,500	4.11%		Fixed	Sep. 2017
East Pointe Medical Plaza - Lehigh Acres, FL	1	5,260	5,260	4.11%		Fixed	Sep. 2017
Unitron Hearing Building - Plymouth, MN	1	4,000	4,000	4.11%		Fixed	Sep. 2017
Carson Tahoe MOB West - Carson City, NV	1	4,675	4,675	3.88%	(2)	Fixed	Jun. 2017
Aurora Health Care Portfolio	3	49,600	49,600	5.60%		Fixed	Jan. 2017
Princeton Village - Clackamas, OR	1	3,044	3,114	7.48%		Fixed	Jan. 2031
Pelican Pointe - Klamath Falls, OR	1	12,318	12,460	5.16%		Fixed	Apr. 2022
Fayette MOB - Fayetteville, GA	1	6,859	6,986	5.18%		Fixed	Sep. 2015
Garden House - Anderson, SC	1	8,048	8,149	4.86%		Fixed	Dec. 2018
Benton House - Covington, GA	1	8,030	8,121	5.26%		Fixed	May 2019
Arbor Terrace - Asheville, SC	1	9,402	9,497	5.58%		Fixed	Feb. 2018
Arbor Terrace - Decatur, GA	1	10,860	10,970	5.57%		Fixed	Jan. 2018
Casa de Santa Fe - Rocklin, CA	1	20,491	—	4.71%		Fixed	Oct. 2021
Bay Medical Plaza - Lynn Haven, FL	1	9,579	—	6.61%		Fixed	Aug. 2017
Bay Medical Center - Panama City, FL	1	9,321	—	6.61%		Fixed	Aug. 2017
Legacy Heart Center - Plano, TX	1	5,863	—	5.76%		Fixed	Oct. 2015
Total	32	$303,831	$259,348	5.17%	(3)
_____________________________________

(1)
These mortgages, aggregating $106.2 million, represent the first, second and third tranches of a multi-tranche mortgage loan agreement to provide funding for a portfolio of eight properties. The mortgages for each of the properties are cross-collateralized with one another and in the event that the Company defaults on one of the mortgages, the lender may look to the other properties as collateral. During the three months ended September 30, 2014, the maturity date on these mortgages was extended to September 2017 from September 2015.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on mortgage notes payable for the five years subsequent to September 30, 2014:

(In thousands)	Future Principal Payments
October 1, 2014 — December 31, 2014	$393
2015	13,937
2016	20,936
2017	200,596
2018	27,778
Thereafter	40,191
$303,831
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014 and December 31, 2013, the Company was in compliance with the financial covenants under its mortgage notes payable agreements.
Note 10 — Subordinated Listing Distribution Derivative
Upon occurrence of the Listing, the SLP became entitled to begin receiving distributions of net sales proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that is evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note is equal to 15.0% of the amount, if any, by which (a) the average market value of the Company's outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to Listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company's prior offering and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 7, 2014 by and between the OP and the SLP (the "Listing Note Agreement"), and caused the OP to issue the Listing Note. The Listing Note is evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the limited partnership agreement of the OP, the SLP has the right, but not the obligation, to convert all or a portion of the SLP Interest into OP units which are convertible into shares of the Company's common stock.
Except as provided below, the principal amount of the Listing Note will be determinable based on the actual market value of the Company's outstanding common stock for the period 180 days to 210 days after the Listing and therefore the principal amount of the Listing Note is not yet definitive. Until the amount of the Listing Note can be determined, the Listing Note is considered a derivative, which is marked to fair value at each reporting date, with changes in the estimated value recorded in the consolidated statements of operations and comprehensive loss. The Listing Note fair value, as of September 30, 2014, was estimated using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs and was adjusted to reflect the probability of the closing of the Merger (see Note 11 — Fair Value of Financial Instruments). As of September 30, 2014, the Listing Note had a fair value of $56.4 million, which is included in derivatives, at fair value on the accompanying consolidated balance sheet as of September 30, 2014. The final value of the Listing Note could differ materially from the current estimate.
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
September 30, 2014
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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of interest rate swaps is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Interest rate swaps	$—	$(233)	$—	$(233)
Investment securities	$1,587	$—	$—	$1,587
OPP (1)	$—	$—	$(1,285)	$(1,285)
Listing Note	$—	$—	$(56,400)	$(56,400)
December 31, 2013
Interest rate swaps	$—	$(333)	$—	$(333)
Investment securities	$14,670	$—	$—	$14,670
__________________
(1) The amount presented represents the fair value of all LTIP units issued under the OPP, of which $0.2 million and $0.7 million have been recorded in general and administrative expense on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2014, respectively, and are presented as a liability on the consolidated balance sheet in accounts payable and accrued expenses.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014.
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2014:

(In thousands)	OPP	Listing Note
Beginning balance as of December 31, 2013	$—	$—
Fair value at issuance	33,200	27,400
Fair value adjustments	(31,915)	29,000
Ending balance as of September 30, 2014	$1,285	$56,400
The following table provides quantitative information about the significant Level 3 inputs used:

Financial Instrument	Fair Value at September 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
Listing Note	$56,400	Monte Carlo Simulation	Expected volatility	20.0%
			Merger Probability	95.0%
OPP	$1,285	Monte Carlo Simulation	Expected volatility	23.0%
			Merger Probability	95.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

volatility of the underlying instrument, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premiums, net (1)	3	$307,443	$316,664	$262,117	$266,242
Credit facility	3	$619,400	$619,400	$—	$—
Preferred equity investment	3	$8,800	$8,800	$—	$—
________________
(1) Carrying values include $303.8 million and $259.3 million mortgage notes payable and $3.6 million and $2.8 million net mortgage premiums as of September 30, 2014 and December 31, 2013, respectively.
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility are considered to be reported at fair value, since its interest rate is considered a market rate and varies with changes in LIBOR.
The Company estimates that the fair value of its preferred equity investment approximates cost, unless there is an indication of impairment in the investment or there has been a significant decline in the operations of the underlying facility. As of September 30, 2014, there is no indication that the investment has been impaired or that the operations of the underlying facility has declined.
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
September 30, 2014
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
As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$22,266	3	$22,266

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivatives, at fair value	$(233)	$(333)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$42	$(139)	$(92)	$83
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(65)	$(62)	$(192)	$(183)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's interest rate derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The table below provides the location that the fair value of derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2014	$(233)	$—	$(233)	$—	$—	$(233)
December 31, 2013	$(333)	$—	$(333)	$—	$—	$(333)
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
As of September 30, 2014, the fair value of derivatives in a liability position related to these agreements, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.2 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at September 30, 2014.
Note 13 — Common Stock
The Company listed its common stock on the NASDAQ under the symbol "HCT" on April 7, 2014. As of September 30, 2014 and December 31, 2013, the Company had 169.3 million and 180.5 million shares of common stock outstanding, respectively, including unvested restricted stock and shares issued under the DRIP.
On April 7, 2014, the Company commenced the Tender Offer. The Tender Offer was completed on May 2, 2014 with the Company purchasing approximately 13.6 million shares of its common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using a draw on its Amended Facility.
On April 11, 2014, the Company filed a universal shelf registration statement that was automatically effective upon filing. The Company intends to maintain the universal shelf registration statement pending the Effective Time of the Merger, at which time the Company intends to withdraw the shelf registration statement..
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
On April 1, 2014, the Company provided notice to its stockholders that, pursuant to the terms of the DRIP, the board of directors approved an amendment to the DRIP that enables the Company to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 30, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company's March 2014 dividend was paid in April 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

On March 30, 2014, the board of directors approved the termination of the Company's Share Repurchase Program ("SRP"). The Company processed all of the requests received under the SRP for the first quarter of 2014 and did not and will not process further requests. The following table reflects the cumulative number of shares repurchased under the Company's SRP through the end of the program on March 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Requests made in 2014	22	69,476	9.85
Cumulative repurchase requests as of the end of the program	144	456,444	$9.79
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

(In thousands)	Future Minimum Lease Payments
October 1, 2014 — December 31, 2014	$167
2015	627
2016	634
2017	641
2018	664
Thereafter	23,553
$26,286
Purchase Commitments
In July 2013, the Company entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of September 30, 2014, the Company has funded $1.7 million and $19.7 million for the land and construction in progress, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Litigation
In connection with the proposed acquisition by Ventas of all of the outstanding stock of the Company, purported shareholders of the Company have filed thirteen class action lawsuits in the Circuit Court for Baltimore City, Maryland and the Supreme Court of the State of New York and federal district court in Maryland naming the Company and its board of directors, among others, as defendants. The filed actions are: Holzer v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003553 (Md. Cir. Ct.), filed June 6, 2014; Romano v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003534 (Md. Cir. Ct.), filed June 6, 2014; Brenner v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003540 (Md. Cir. Ct.), filed June 9, 2014; Schindler v. Burns, et al., Index No. 671761/2014 (N.Y. Sup. Ct.), filed June 10, 2014; Frey v. American Realty Capital Healthcare Trust, Inc. et al., Index No. 651772/2014 (N.Y. Sup. Ct.), filed June 10, 2014; Hamill v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003636, (Md. Cir. Ct.), filed June 11, 2014; Stanley v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003664 (Md. Cir. Ct.), filed June 12, 2014; Shine v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003707 (Md. Cir. Ct.), filed June 13, 2014; Uhl v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003710 (Md. Cir. Ct.), filed June 13, 2014; Kuo v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003765 (Md. Cir. Ct), filed June 17, 2014; Flor v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-003817 (Md. Cir. Ct.), filed June 19, 2014, Rosenzweig v. Schorsch et al., Case No. 1:14-CV-02019-GLR (U.S.D.C. - Dist. Md.) (Russell, D.J.), filed June 23, 2014; and Abbasi, et al. v. American Realty Capital Healthcare Trust, Inc. et al., Case No. 24-C-14-004104 (Md. Cir. Ct.), filed July 9, 2014. The Stanley, Shine, Kuo, Rosenzweig and Abbasi complaints also assert derivative claims on behalf of the Company against the individual defendants. On October 10, 2014, lead plaintiffs in the Maryland state court action filed a "Consolidated Amended Derivative and Direct Class Action Complaint," asserting direct and directive claims, inter alia, of breach of fiduciary duty arising from the proposed acquisition of the Company by Ventas, as well as claims for breach of the duty of candor, unjust enrichment, corporate waste and aiding and abetting fiduciary breaches and seek (i) to enjoin the proposed acquisition and (ii) recover damages if the proposed acquisition is completed. There have been no other material court filings in any of these matters.
The Company believes that such lawsuits are without merit, but the ultimate outcome of such matter cannot be predicted with certainty. Because the lawsuits are in their early stages, neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three and nine months ended September 30, 2014. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. All defendants believe that the claims are without merit and are defending against them vigorously. Additional lawsuits arising out of or related to the Merger Agreement may be filed in the future. As of September 30, 2014, there were no other material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2014, the Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations and comprehensive loss.
Note 15 — Related Party Transactions and Arrangements
The SLP, an entity controlled by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of September 30, 2014 and December 31, 2013.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

During the nine months ended September 30, 2014, the Company invested $3.0 million in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). During the three and nine months ended September 30, 2014, the Company sold a portion of its investment in the real estate income fund for proceeds of $1.5 million and recorded a gain on the sale of approximately $37,000 in the consolidated statement of operations and comprehensive loss. As of September 30, 2014, the Company's investment in the real estate income fund was $1.6 million. There is no obligation to purchase any additional shares and the shares can be sold at any time.
Fees Paid in Connection with the IPO
The Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was permitted to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and receivable from the Dealer Manager as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Receivable (1) as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from the Dealer Manager	$—	$(48)	$—	$117,377	$—	$(18)
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$—	$—	$—	$1,901	$—	$—
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
September 30, 2014
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
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of up to 1.5% of gross revenues from the Company's stand-alone single-tenant net leased properties and up to 2.5% of gross revenues from all other types of properties, respectively, plus market-based leasing commission applicable to the geographic location of each property.  The Company also reimburses the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company pays them customary market fees and pays the Property Manager an oversight fee of up to 1.0% of the gross revenues of the applicable property. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Concurrently with the execution of the Merger Agreement, the Company entered into an amendment (the "Property Management Agreement Amendment"). Under the Property Management Agreement Amendment, the parties have agreed to terminate the property management agreement immediately prior to, and contingent upon, the closing of the Merger. The Property Management Agreement Amendment will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The following table details amounts incurred, forgiven and payable to related parties in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2014		2013		2014		2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,151	$—	$697	$—	$5,684	$—	$3,577	$—	$—	$—
Transaction fee	—	—	306	—	—	—	306	—	—	—
Financing coordination fees	—	—	7,784	—	361	—	7,942	—	—	—
Other expense reimbursements	—	—	—	—	—	—	19	—	—	—
Ongoing fees:
Asset management services (1)	2,711	—	—	—	5,063	—	—	—	—	—
Property management and leasing fees	—	793	—	370	—	2,105	—	861	—	—
Transfer agent and other professional fees	350	—	621	—	1,547	—	847	—	213	235
Strategic advisory fees	—	—	—	—	—	—	920	—	—	—
Dividends on Class B Units	—	—	63	—	151	—	117	—	—	—
Total related party operation fees and reimbursements	$4,212	$793	$9,471	$370	$12,806	$2,105	$13,728	$861	$213	$235
________________
(1) Prior to the Listing, the Company caused the OP to issue the Advisor restricted performance based Class B units for asset management services, which vested with the Listing. Amounts reflected in the table reflect asset management services following the Listing as described above.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing administrative services, including any reimbursement for compensation to named officers of the Company, for the three and nine months ended September 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor and the Property Manager agreed to waive certain fees including property management fees. Because the Advisor and the Property Manager waived certain fees, cash flows from operations that would have been paid to the Advisor and the Property Manager were available to pay dividends to stockholders. The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor or the Property Manager in any subsequent periods. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No such fees were absorbed during the three and nine months ended September 30, 2014 or the three months ended September 30, 2013. For the nine months ended September 30, 2013, the Advisor absorbed $0.3 million of the Company's general and administrative costs. The Company did not have a receivable due from the Advisor related to absorbed general and administrative costs as of September 30, 2014 and December 31, 2013. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Fees Incurred in Connection with the Liquidation or Listing of the Company's Real Estate Assets
Fees Incurred in Connection with the Listing
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the nine months ended September 30, 2014, the Company incurred $1.5 million in fees pursuant to this agreement, which includes amounts for services provided in preparation for the Listing, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. No such amounts were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. Thus the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. During the nine months ended September 30, 2014, the Company incurred $1.3 million of these fees pursuant to this agreement, which includes amounts for services provided in preparation for the Tender Offer, and is included in additional paid in capital on the consolidated balance sheet. No such amounts were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss.
The investment banking division of the Dealer Manager provided the Company with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company's securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a listing advisory fee equal to an amount equal to 0.25% of the transaction value. During the nine months ended September 30, 2014, the Company incurred $6.4 million in connection with this agreement, which is included in acquisition and transaction related expenses on the consolidated statement of operations and comprehensive loss. No such amounts were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.
During the nine months ended September 30, 2014, the Company also incurred $1.5 million of expenses with affiliated entities relating to general legal, marketing and sales services provided in connection with the Listing and other non-recurring transactions. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. No such amounts were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.
Fees Incurred in Connection with the Merger
In May 2014, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide, in connection with the Merger, strategic alternatives transaction management services through the occurrence of a sale transaction and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. During the three and nine months ended September 30, 2014, the Company incurred $1.0 million and $3.0 million, respectively, in fees pursuant to this agreement, which includes amounts for services provided in preparation for the Merger, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. Accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2014 includes $3.0 million related to this agreement. No such amounts were incurred during three and nine months ended September 30, 2013.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In May 2014, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with the Merger, advisory services, educational services to external and internal wholesalers and communication support. The Company agreed to pay $1.9 million pursuant to this agreement. During the three and nine months ended September 30, 2014, the Company incurred $1.3 million and $1.9 million, respectively, of these fees pursuant to this agreement, which includes amounts for services provided in preparation for the Merger, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. Accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2014 includes $1.5 million related to this agreement. No such amounts were incurred during the three and nine months ended September 30, 2013.
The investment banking division of the Dealer Manager provides the Company with strategic and financial advice and assistance in connection with a possible sale transaction involving the Company. The Dealer Manager will receive a transaction advisory fee equal to the greatest of (i) an amount equal to 0.25% of the transaction value, (ii) $1.0 million and (iii) the highest fee payable to any co-bookrunner (or comparable person) in connection with the transaction. If the possible sale transaction does not occur, the Dealer Manger will receive a base advisor services fee of $1.0 million on the earlier of (a) the date the Dealer Manager resigns or is terminated for cause and (b) 18 months from the date of any other termination of this agreement by the Company. During the three and nine months ended September 30, 2014, the Company incurred $1.0 million in connection with this agreement, which is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss. This amount is included in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2014. No such amounts were incurred during the three and nine months ended September 30, 2013.
During the three and nine months ended September 30, 2014, the Company also incurred $0.1 million and $0.2 million, respectively, of expenses with affiliated entities relating to legal, consulting and other expenses provided in connection with the Merger. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. Accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2014 includes $0.1 million related to these expenses. No such amounts were incurred during the three and nine months ended September 30, 2013.
Other Liquidation Related Fees
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor or its affiliates, as determined by a majority of the independent directors. No such fees were incurred during the three and nine months ended September 30, 2014 or 2013.
Concurrent with the Listing, the OP entered into the Listing Note (see Note 10 — Subordinated Listing Distribution Derivative) and the OPP (see Note 17 — Equity-Based Compensation).
In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
Note 16 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates and entities under common control with our Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 17 — Equity-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the Listing, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2014 and December 31, 2013, no stock options were issued under the Plan. In connection with the Merger Agreement, the Company has agreed to terminate the Plan, contingent on the closing of the Merger.
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
Prior to the Listing, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.  Subsequent to the Listing, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested shares upon a change in control or a termination without cause and (ii) the portion of the unvested shares scheduled to vest in the year of termination upon a voluntary termination or failure to be re-elected to the board.
Prior to March 30, 2014, the total number of common shares granted under the RSP could not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). On March 30, 2014, the Company adopted an amendment to the Company's RSP to increase the number of shares of the Company's capital stock, par value $0.01 per share, available for awards thereunder to 10.0% of the Company's outstanding shares of stock on a fully diluted basis at any time. The amendment also eliminated the RSP limit of 7.5 million shares of stock.
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
The following table reflects restricted share award activity to the Company's board of directors for the nine months ended September 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	18,000	$9.23
Granted	225,905	10.45
Vested (1)	(18,000)	9.23
Unvested, September 30, 2014	225,905	$10.45
______________________
(1) Previously granted unvested restricted stock outstanding vested as of the Listing.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

As of September 30, 2014, the Company had $1.7 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP.
The fair value of the restricted shares, based on the price per share in the IPO or the per share closing price on the NASDAQ subsequent to the IPO, is expensed over the vesting period of three or five years and included in general and administrative expense in the consolidated statement of operations and comprehensive loss. Compensation expense related to restricted stock was $0.6 million and approximately $13,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was $0.7 million and approximately $31,000 for the nine months ended September 30, 2014 and 2013, respectively.
Compensation expense related to the vesting of restricted stock in connection with the Listing of $0.1 million was recorded in acquisition and transaction costs in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2014.
Multi-Year Outperformance Plan
On the OPP Effective Date in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 9,219,108 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company's market capitalization (the "OPP Cap"). The LTIP units are structured as profits interest in the OP. Concurrently with the execution of the Merger Agreement, the Company, the OP and the Advisor entered into an agreement (the "OPP Termination Agreement") terminating the OPP. Under the OPP Termination Agreement, the OPP will terminate without payment to the Advisor, contingent on the closing of the Merger.
If the Merger is not completed, the Advisor may be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the OPP Effective Date based on the Company's achievement of certain levels of total return to its stockholders ("Total Return"), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the OPP Effective Date (the "Three-Year Period"); each 12-month period during the Three-Year Period (each, a "One-Year Period"); and the initial 24-month period of the Three-Year Period (the "Two-Year Period"), as follows:

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
____________________
*The "Peer Group" is comprised of the companies in the SNL US REIT Healthcare Index.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Until such time as the LTIP units are fully vested in accordance with the provisions of the OPP, the LTIP units are entitled to dividends equal to 10% of the dividends made on OP units. The Company paid $0.3 million in dividends related to the LTIP units during the three and nine months ended September 30, 2014, which is included in general and administrative expenses on the consolidated statement of operations and comprehensive loss. After the LTIP units are fully vested, they are entitled to a catch-up dividend and then the same dividends as the OP units. At the time the Advisor's capital account with respect to the LTIP units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP units earned and for the accelerated vesting of any earned LTIP units in the event the Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
Because the Advisor can terminate at any time and receive the value of the award at the next anniversary date, the estimated value of the award as of the first anniversary was expensed on the OPP Effective Date and the estimated value of the award on the second and third anniversaries is being amortized over the first year and first two years of the OPP, respectively. The estimated fair value of the award at each anniversary date is determined using a Monte Carlo simulation with certain inputs including probability of the Merger (see Note 11 — Fair Value of Financial Instruments). The fair value of the award and related expense is adjusted each reporting period for changes in the estimated value. The Company recorded expenses related to the OPP of $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, which are included in general and administrative expenses on the consolidated statement of operations and comprehensive loss. Because the award can be settled in cash, the related liability is included in accounts payable and accrued expenses on the consolidated balance sheet.
Other Share-Based Compensation
Until the Listing, the Company could issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. There were no such shares issued during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company issued 1,667 shares in lieu of payment of approximately $15,000 in cash.
Note 18 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to stockholders (in thousands)	$(12,121)	$(5,475)	$(116,445)	$(12,339)
Basic and diluted weighted average shares outstanding	169,090,342	178,231,121	175,234,437	142,163,876
Basic and diluted net loss per share attributable to stockholders	$(0.07)	$(0.03)	$(0.66)	$(0.09)
The Company had the following common share equivalents as of September 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	September 30,
	2014	2013
Unvested restricted stock	225,905	22,200
OP units	1,443,897	202
LTIP units	9,219,108	—
Class B units	—	441,735
Total common stock equivalents	10,888,910	464,137

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 19  — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, held 202 OP units as of December 31, 2013, which represented a nominal percentage of the aggregate OP ownership. On April 7, 2014, 1,360,362 Class B units that were previously issued to the Advisor for asset management services were converted to OP units on a one-to-one basis. Additionally, the Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to the Contribution and Exchange Agreement, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. As of September 30, 2014, the Advisor held 1,443,897 OP units. There were $0.2 million and $0.4 million of OP unit dividends paid to the Advisor during the three and nine months ended September 30, 2014, respectively.
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
The following table summarizes the activity related to investment arrangements with unaffiliated third parties:

				Distributions
		Net Investment	Non-Controlling Ownership	Three Months Ended September 30,		Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	Amount as of September 30, 2014	Percentage as of September 30, 2014	2014	2013	2014	2013
Reliant Rehabilitation - Dallas, TX (2)	Nov. 2011	$—	—%	$—	$41	$40	$122
Odessa Regional MOB - Odessa, TX (1)	Dec. 2011	—	—%	—	—	—	4
Methodist North MOB - Peoria, IL (1)	Dec. 2011	—	—%	—	—	—	12
University of Wisconsin Health MOB - Monona, WI (3)	Mar. 2012	—	—%	42	47	134	140
Total		$—		$42	$88	$174	$278
_________________

(1)
During the year ended December 31, 2013, the Company fully redeemed the third parties' interest in Odessa Regional MOB - Odessa, TX and Methodist North MOB - Peoria, IL for an aggregate of $0.1 million.

(2)	During the three months ended March 31, 2014, Company fully redeemed the third parties' interest in Reliant Rehabilitation - Dallas, TX for an aggregate of $2.0 million.

(3)	During the three months ended September 30, 2014, the Company fully redeemed the third parties' interest in University of Wisconsin Health MOB - Monona, WI for an aggregate of $2.3 million.
Note 20 — Segment Reporting
During the three and nine months ended September 30, 2014 and 2013, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings; triple-net buildings; and seniors housing communities.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

These operating segments are the segments of the Company for which separate financial information are available and for which segment results are evaluated in deciding how to allocate resources and in assessing performance. The medical office buildings primarily consists of medical office buildings leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro-rata share of property-related expenses. The seniors housing communities segment primarily consists of investments in assisted living, independent living and memory care facilities located in the United States which the Company operates through engaging independent third-party managers. The triple-net buildings segment primarily consists of investments in hospitals,inpatient rehabilitation facilities and seniors housing communities under long-term leases, under which tenants are responsible to directly pay property-related expenses. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to affiliates, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense and interest expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.
For federal income tax purposes, we have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2011. REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, we cannot directly operate seniors housing communities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed multiple TRS subsidiaries under the OP to operate the seniors housing communities pursuant to contracts with unaffiliated management companies. The Company's TRS entities incurred $0.4 million in federal and state income taxes for the three months ended September 30, 2014 and 2013. The Company's TRS entities incurred $1.0 million and $0.4 million in federal and state income taxes for the nine months ended September 30, 2014 and 2013, respectively. Federal and state income taxes are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2014 and 2013. The segment information for the three and nine months ended September 30, 2013 have been restated to conform to the presentation applicable to the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2014				Nine months ended September 30, 2014
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$20,844	$10,303	$32,164	$63,311	$61,564	$23,675	$81,173	$166,412
Operating expense reimbursements	4,293	264	—	4,557	12,512	496	—	13,008
Resident services and fee income	—	—	5,741	5,741	—	—	14,947	14,947
Total revenues	25,137	10,567	37,905	73,609	74,076	24,171	96,120	194,367

Property operating and maintenance	5,093	222	26,000	31,315	14,781	609	65,642	81,032
Net operating income	$20,044	$10,345	$11,905	42,294	$59,295	$23,562	$30,478	113,335
Operating fees to affiliate				2,711				5,063
Acquisition and transaction related				10,266				36,144
Vesting of Class B units for asset management services				—				12,917
Fair value of listing note				(1,750)				56,400
General and administrative				3,175				7,874
Depreciation and amortization				32,606				93,262
Interest expense				7,942				20,593
Income from preferred equity investment and investment securities and interest income				(320)				(1,115)
Loss on sale of investment securities				464				129
Net loss attributable to non-controlling interests				(679)				(1,487)
Net loss attributable to stockholders				$(12,121)				$(116,445)

	Three Months Ended September 30, 2013				Nine months ended September 30, 2013
(In thousands)	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated	Medical Office Buildings	Triple-Net Buildings	Seniors Housing Communities	Consolidated
Revenues:
Rental income	$13,026	$3,047	$13,212	$29,285	$34,053	$8,853	$23,251	$66,157
Operating expense reimbursements	2,709	150	—	2,859	7,232	290	—	7,522
Resident services and fee income	—	—	2,003	2,003	—	—	3,083	3,083
Total revenues	15,735	3,197	15,215	34,147	41,285	9,143	26,334	76,762

Property operating and maintenance	3,312	160	10,468	13,940	8,577	315	17,684	26,576
Net operating income	$12,423	$3,037	$4,747	20,207	$32,708	$8,828	$8,650	50,186
Operating fees to affiliate				—				—
Acquisition and transaction related				3,107				7,858
General and administrative				1,429				2,928
Equity-based compensation				—				—
Depreciation and amortization				17,140				41,548
Interest expense				4,350				10,754
Income from preferred equity investment and investment securities and interest income				(354)				(609)
Net income attributable to non-controlling interests				10				46
Net loss attributable to stockholders				$(5,475)				$(12,339)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(In thousands)	2014	2013
Assets
Investments in real estate:
Medical office buildings	$974,669	$948,122
Triple-net buildings	404,240	205,367
Seniors Housing Communities	676,199	423,114
Total reportable segments, net	2,055,108	1,576,603
Cash	33,452	103,447
Restricted cash	3,135	1,381
Investment securities, at fair value	1,587	14,670
Preferred equity investment	8,800	—
Prepaid expenses and other assets	27,725	17,431
Deferred costs, net	18,530	21,041
Total assets	$2,148,337	$1,734,573
Note 21 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect interest in our Advisor and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

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

•	We may be unable to pay or maintain cash dividends or increase dividends over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•	We focus on acquiring healthcare-related assets located in the United States, which are subject to risk inherent in concentrating investments in the healthcare industry;

•	The availability of qualified personnel;

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

Overview
We invest primarily in real estate serving the healthcare industry in the United States. We own a diversified portfolio of healthcare-related real estate, focusing predominantly on medical office buildings ("MOBs") and seniors housing communities. Additionally, we selectively invest across the healthcare continuum in hospitals, post-acute care facilities and other properties. As of September 30, 2014, we owned 153 properties and one preferred equity investment. Our properties are located in 31 states, comprised of 7.9 million rentable square feet.
In February 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013 and we operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on The NASDAQ Global Select Market ("NASDAQ") under the symbol "HCT" (the "Listing"). Concurrent with the Listing, we offered to purchase up to 13.6 million of our common stock at a price of $11.00 per share (the "Tender Offer"). As a result of the Tender Offer, on May 2, 2014, we purchased 13.6 million shares of our common stock at a price of $11.00 per share for an aggregate of $150.1 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
We were incorporated on August 23, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. We have retained the Property Manager to serve as our property manager.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide various services. The Advisor, Property Manager and Dealer Manager are under common control with the parent of our sponsor, American Realty Capital V, LLC (our "Sponsor"), as a result of which, they are related parties and each has received or may receive compensation and fees for services related to our IPO, the Listing, the Merger (described below) and for the investment and management of our assets.
On June 1, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ventas, Inc., a Delaware corporation ("Ventas"), Stripe Sub, LLC a Delaware limited liability company and wholly-owned subsidiary of Ventas ("Merger Sub"), Stripe OP, LP, a Delaware limited partnership of which Merger Sub is the sole general partner ("OP Merger Sub"), and the OP. The Merger Agreement provides for the merger of us with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Ventas (the "Merger"), and for the merger of OP Merger Sub with and into the OP, with the OP continuing as the surviving partnership (the "Partnership Merger"). Our board of directors of has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, including the Partnership Merger.
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
In addition, pursuant to the Partnership Merger, at the Effective Time: (i) our interest as the general partner of the OP will remain outstanding and constitute the only outstanding general partnership interest in the OP; and (ii) each unit of limited partnership interests in the OP (the "OP units") issued and outstanding immediately prior to the Effective Time of the Partnership Merger, including the 5,613,374 OP units to be issued in respect of the Listing Note Agreement (as defined in Note 10 — Subordinated Listing Distribution Derivative), will be converted into such number of Class C Units (as defined in the limited partnership agreement of the OP as contemplated to be amended and restated by the Merger Agreement) of the OP as is equal to the Exchange Ratio. In addition, unless otherwise notified by Ventas, prior to the Effective Time, we have agreed to terminate our Employee and Director Incentive Restricted Share Plan, our 2011 Stock Option Plan and 2014 Advisor Multi-Year Outperformace Agreement ("OPP"), all, however, contingent on the occurrence of the Effective Time.

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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations and comprehensive loss at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
Results of Operations
Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
On July 1, 2013, we owned 70 properties (our "Same Store"). We acquired 83 properties and one preferred equity investment from July 1, 2013 through September 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflect significant increases in most categories.
Rental Income
Rental income increased $34.0 million to $63.3 million for the three months ended September 30, 2014 from $29.3 million for the three months ended September 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $33.7 million for the three months ended September 30, 2014. In addition, Same Store rental income increased by $0.3 million, primarily due to higher occupancy and rental rates in our seniors housing communities and lease-up in several of our multi-tenant medical office buildings.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.7 million to $4.6 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income increased $3.7 million to $5.7 million for the three months ended of September 30, 2014 from $2.0 million for the three months ended September 30, 2013, primarily as a result of our Acquisitions. Resident services and fee income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $17.4 million to $31.3 million for the three months ended September 30, 2014 from $13.9 million for the three months ended September 30, 2013. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our seniors housing communities. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expenses of $16.9 million. Same Store property operating expense increased $0.5 million, primarily due to higher occupancy and maintenance costs in our seniors housing communities, higher real estate taxes in certain medical office buildings and bad debt expense in the Durango Medical Plaza.

Operating Fees to Related Parties
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to day basis. We incurred $2.7 million in asset management services from our Advisor during the three months ended September 30, 2014. Prior to the Listing, we issued the Advisor restricted performance based Class B units for asset management services, which vested with the Listing. In connection with the Listing, the Company entered into the Third Amended and Restated Advisory Agreement (the "Amended Advisory Agreement"). Under the Amended Advisory Agreement, the asset management fee was amended to 0.50% per annum of average invested assets up to $3.0 billion and 0.40% per annum of average invested assets above $3.0 billion.
Property management fees increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees for the three months ended September 30, 2014 and 2013. For the three months ended September 30, 2014 and 2013, we would have incurred property management fees of $0.8 million and $0.4 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended September 30, 2014 were $10.3 million and included $7.8 million related to costs for legal and advisory services related to the Merger and $2.5 million related to the purchase of six properties as well as costs associated with other non-recurring transactions. Acquisition and transaction related costs for the three months ended September 30, 2013 of $3.1 million related to our acquisition of 34 properties.
Fair Value of Listing Note
The estimated fair value of the Listing Note was $56.4 million as of September 30, 2014 and $58.2 million as of June 30, 2014. Therefore, the decrease in the fair value of the Listing Note for the three months ended September 30, 2014 was $1.8 million. The Listing Note is marked-to-market quarterly, with changes in the estimated value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from our current estimate. There was no estimated fair value of the Listing Note obligation for the three months ended September 30, 2013, as the Listing had not occurred.
General and Administrative Expenses
General and administrative expenses increased $1.8 million to $3.2 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. This increase was primarily due to higher professional and legal fees, board of director compensation, directors' and officers' insurance and federal and state income taxes to support our larger real estate portfolio and our status as a publicly traded company. General and administrative expenses also included $0.5 million related to the OPP including dividends paid to long term incentive plan unit (each, an "LTIP unit") holders for the three months ended September 30, 2014, which was adopted in conjunction with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $15.5 million to $32.6 million for the three months ended September 30, 2014 from $17.1 million for the three months ended September 30, 2013. This increase in depreciation and amortization expense related primarily to our Acquisitions, which resulted in an increase of $17.7 million. Same Store depreciation and amortization expense decreased $2.2 million, due to the expiration of the estimated useful lives of in-place leases and leasehold improvements recorded at acquisition. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense increased $3.5 million to $7.9 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013. Interest expense related to mortgage notes payable increased by $0.9 million as a result of a higher average balance outstanding of $304.0 million during the three months ended September 30, 2014, compared to the $231.2 million during the three months ended September 30, 2013, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $2.6 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as a result of a higher average outstanding balance of $587.7 million during the three months ended September 30, 2014 as well as increased amortization of deferred financing costs associated with the amendments to the credit facility. There were no advances outstanding during the three months ended September 30, 2013.

We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Preferred Equity Investment and Investment Securities and Interest Income
Income from preferred equity investment and investment securities and interest income of $0.3 million for the three months ended September 30, 2014 includes $0.2 million from our preferred equity investment in the 80th Street Residence acquired in March 2014 and $0.1 million from investment securities. Income from preferred equity investment, investment securities and interest income of $0.4 million for the three months ended September 30, 2013 includes dividend and interest income earned from our investment securities, as well as cash and cash equivalents held during the three months ended September 30, 2013.
Loss on Sale of Investment Securities
Loss on sale of investments for the three months ended September 30, 2014 of $0.5 million related to selling certain investments in common stock. We did not have any such sales during the three months ended September 30, 2013.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was $0.7 million for the three months ended September 30, 2014 compared to approximately $(10,000) for the three months ended September 30, 2013, which represents net loss (income) that is related to non-controlling interest holders. The increase in net loss attributable to non-controlling interests was primarily driven by OP units issued in connection with the Listing.
Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
On January 1, 2013, we owned 50 properties (our "Same Store"). We acquired 103 properties and one preferred equity investment during the period from January 1, 2013 through September 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflect significant increases in most categories.
Rental Income
Rental income increased $100.2 million to $166.4 million for the nine months ended September 30, 2014 from $66.2 million for the nine months ended September 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $99.4 million for the nine months ended September 30, 2014. In addition, Same Store rental income increased by $0.8 million, primarily due to higher occupancy and rental rates in our seniors housing communities as well as lease-up in several of our multi-tenant medical office buildings.
Operating Expense Reimbursements
Operating expense reimbursements increased $5.5 million to $13.0 million for the nine months ended September 30, 2014 from $7.5 million for the nine months ended September 30, 2013. Operating expense reimbursements increase in relation to the increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs related to the respective properties leased.
Resident Services and Fee Income
Resident services and fee income increased $11.8 million to $14.9 million for the nine months ended September 30, 2014 from $3.1 million for the nine months ended September 30, 2013, primarily as a result of our Acquisitions. Resident services and fee income relates to services offered to residents in our seniors housing communities depending on the level of care required as well as fees associated with other ancillary services. Acquisitions represented $11.6 million of the increase in resident services and fee income due to our purchase of 30 seniors housing communities. Same Store resident services and fee income increased $0.2 million as a result of higher fee level of care and medication management demands.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $54.4 million to $81.0 million for the nine months ended September 30, 2014 from $26.6 million for the nine months ended September 30, 2013. The increase was primarily due to our Acquisitions, which resulted in an increase in property operating and maintenance expense of $53.6 million for the nine months ended September 30, 2014. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents in our senior living facilities. Same Store property operating expense increased $0.9 million, primarily due to higher occupancy and maintenance costs in our seniors housing communities and higher real estate taxes in certain medical office buildings.

Operating Fees to Related Parties
Our Advisor and Property Manager are paid for asset management and property management services for managing our properties on a day-to day basis. We incurred $5.1 million in asset management services from our Advisor during the nine months ended September 30, 2014. Prior to the Listing, we issued the Advisor restricted performance based Class B units for asset management services, which vested with the Listing.
Property management fees increase in direct correlation with gross revenues. Our Property Manager is entitled to property management fees for managing our properties on a day-to day basis. The Property Manager elected to waive all property management fees for the nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, we would have incurred property management fees of $2.1 million and $0.9 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the nine months ended September 30, 2014 were $36.1 million, of which $11.3 million pertained to advisory, investment banking, legal and marketing costs incurred related to the Listing. Acquisition and transaction related costs also included $13.1 million related to legal and advisory services related to the Merger and $11.7 million for the purchase of 38 properties and one preferred equity investment and costs associated with other non-recurring transactions. Acquisition and transaction related costs for the nine months ended September 30, 2013 of $7.9 million primarily pertained to $12.6 million of costs associated with the acquisition of 54 properties. This amount is partially offset by the Advisor's reimbursement of $4.7 million of acquisition expense and legal reimbursements that had been incurred on previous acquisitions.
Vesting of Class B Units for Asset Management Services
Vesting of Class B units for asset management services expense of $12.9 million for the nine months ended September 30, 2014 was related to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 7, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Note
Fair value of listing note for the nine months ended September 30, 2014 was $56.4 million, and related to the Listing Note, which is marked-to-market quarterly, with changes in the estimated fair value recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from our current estimate. There was no estimated fair value of the Listing Note obligation for the nine months ended September 30, 2013, as the Listing had not occurred.
General and Administrative Expenses
General and administrative expenses were $7.9 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively, which reflects an increase of $5.0 million. Professional fees, board of director compensation expenses and federal and state income taxes increased by $3.7 million to support our larger real estate portfolio and status as a publicly traded company. General and administrative expenses also includes $1.0 million related to the OPP including dividends paid to LTIP unit holders, which was adopted in conjunction with the Listing. At the time the IPO ended in April 2013, we began to expense, as incurred, professional fees relating to stockholder services that were previously charged to additional paid in capital on our consolidated balance sheets, as these costs no longer related to fulfilling subscriptions and offering costs. Additionally, there were no general and administrative expenses absorbed by the Advisor for the three months ended September 30, 2014, whereas $0.3 million in general and administrative expenses were absorbed by the Advisor during the nine months ended September 30, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $51.8 million to $93.3 million for the nine months ended September 30, 2014 from $41.5 million for the nine months ended September 30, 2013. This increase in depreciation and amortization expense related primarily to our Acquisitions, which resulted in an increase of $56.7 million for the nine months ended September 30, 2014. This increase was partially offset by a decrease of Same Store depreciation and amortization expense of $5.0 million related to the write-off of tangible and intangible assets due to the termination of a tenant in our Spring Creek property, as well as the expiration of the estimated useful lives of in-place leases and leasehold improvements recorded at acquisition. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense
Interest expense increased $9.8 million to $20.6 million for the nine months ended September 30, 2014 from $10.8 million for the nine months ended September 30, 2013. Interest expense related to mortgage notes payable increased by $3.0 million as a result of a higher average balance outstanding of $286.7 million during the nine months ended September 30, 2014, compared to the $214.4 million during the nine months ended September 30, 2013, as well as the associated increased amortization of deferred financing costs.
We entered into a $50.0 million senior revolving credit facility in May 2012. In October 2012 and July 2013, we entered into amendments which increased the maximum commitments under the credit facility to $200.0 million and $755.0 million, respectively. Interest expense related to the credit facility increased $6.8 million as a result of a higher average outstanding balance of $298.1 million during the nine months ended September 30, 2014 compared to $2.2 million during the nine months ended September 30, 2013, as well as increased amortization of deferred financing costs associated with the amendments to the credit facility.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Preferred Equity Investment and Investment Securities and Interest Income
Income from preferred equity investment and investment securities and interest income of $1.1 million for the nine months ended September 30, 2014 includes $0.5 million from our preferred equity investment in the 80th Street Residence acquired in March 2014 and $0.6 million from investment securities and interest income. Income from preferred equity investment, investment securities and interest income of $0.6 million for the nine months ended September 30, 2013 includes dividend and interest income earned from our investment securities as well as cash and cash equivalents held during the nine months ended September 30, 2013.
Loss on Sale of Investment Securities
Loss on sale of investments for the nine months ended September 30, 2014 of $0.1 million related to selling certain investments in common stock, redeemable preferred stock and a senior note. We did not have any such sales during the nine months ended September 30, 2013.
Net Loss (Income) Attributable to Non-Controlling Interests
 Net loss (income) attributable to non-controlling interests was $1.5 million and approximately $(46,000) for the nine months ended September 30, 2014 and September 30, 2013, respectively, which represents net loss (income) that is related to non-controlling interest holders. The increase in net loss attributable to non-controlling interests was primarily driven by OP units issued in connection with the Listing.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash provided by operating activities was $53.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and level of operating expenses. Cash flows provided by operating activities during the nine months ended September 30, 2014 included $36.1 million of acquisition and transaction costs. Cash inflows provided from operations included a net loss adjusted for non-cash items of $49.7 million (net loss of $117.9 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, the issuance of OP units related to the conversion of Class B units, loss on listing note derivative, share based compensation and loss on sale of investments, offset by amortization of mortgage premium, of $167.6 million), an increase of $15.1 million in accounts payable and accrued expenses due to amounts payable in connection with the OPP, tenant security deposits, accrued real estate taxes, expenses related to our seniors housing communities, advisory service fees in connection with the Merger, professional fees and legal fees as well as an increase in deferred rent of $2.2 million. These cash inflows were partially offset by an increase in prepaid and other assets of $13.8 million, due to rent and other receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting as well as prepaid insurance and real estate taxes and deferred leasing costs.
The net cash used in investing activities during the nine months ended September 30, 2014 was $514.6 million. The cash used in investing activities included $527.4 million to acquire 38 properties, one preferred equity investment and the funding of the construction in progress of a medical office building in Kenosha, Wisconsin. The cash used in investing activities also included $3.0 million for the purchase of investment securities, $2.5 million of capital expenditures and $0.5 million for deposits on pending real estate acquisitions, partially offset by $18.9 million in proceeds from the sale of investment securities.

Net cash provided by financing activities of $391.4 million during the nine months ended September 30, 2014 related to advances received from our secured credit facility of $619.4 million used primarily to fund acquisitions and proceeds from the issuance of OP units of $0.8 million. These cash inflows were partially offset by payments and fees related to the Tender Offer and other common stock repurchases of $152.1 million, cash dividends to stockholders of $66.9 million, payments and distributions to non-controlling interest holders of $4.9 million, payments related to financing costs of $2.0 million, increases in restricted cash of $1.8 million and payments on mortgage notes payable of $1.0 million.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash provided by operating activities was $29.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 included $7.9 million of acquisition and transaction costs. Cash inflows included a net loss adjusted for non-cash items of $31.5 million (net loss of $12.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, net income attributable to minority interest holders and share based compensation, offset by amortization of mortgage premium, of $43.8 million), an increase of $8.1 million in accounts payable and accrued expenses due to accrued real estate and income taxes and other accrued expenses related to our senior living facilities and an increase in deferred rent of $1.4 million. These cash inflows were partially offset by an increase in prepaid and other assets of $7.3 million, due to rent and other receivables, unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and real estate taxes, as well as an increase in due from affiliates of $4.5 million, primarily related to the Advisor's election to reimburse us for acquisition expenses and legal reimbursements incurred.
The net cash used in investing activities during the nine months ended September 30, 2013 was $729.1 million. The cash used in investing activities included $702.7 million to acquire 54 properties and fund the land and related construction in progress of a medical office building in Kenosha, Wisconsin. The cash used in investing activities also included $6.7 million of deposits on pending real estate acquisitions, $0.3 million of capital expenditures and $19.4 million for the purchase of investment securities.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's definition.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, normalized funds from operations ("Normalized FFO") and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Normalized FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Normalized FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Normalized FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Normalized FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net loss (in accordance with GAAP)	$(7,026)	$(98,106)	$(12,800)	$(117,932)
Depreciation and amortization attributable to stockholders	28,844	31,679	32,554	93,077
FFO	21,818	(66,427)	19,754	(24,855)
Acquisition fees and expenses	3,422	22,456	10,266	36,144
Vesting of Class B units for asset management services	—	12,917	—	12,917
Fair value of listing note	—	58,150	(1,750)	56,400
Normalized FFO	25,240	27,096	28,270	80,606
Amortization of above or below market leases and liabilities, net	95	94	98	287
Straight-line rent	(1,908)	(2,659)	(3,080)	(7,647)
Amortization of mortgage premiums	(264)	(384)	(389)	(1,037)
Amortization of deferred financing costs	1,561	1,629	1,637	4,827
Non-cash equity compensation expense	10	97	605	712
Loss (gain) on sale of investment securities	—	(335)	464	129
Distributions on Class B units	139	12	—	151
OPP	—	516	183	699
Recurring capital expenditures	—	(276)	(233)	(509)
AFFO	$24,873	$25,790	$27,555	$78,218

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
The table below reflects the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI for the periods presented:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net loss (in accordance with GAAP)	$(7,026)	$(98,106)	(12,800)	$(117,932)
Acquisition fees and transaction related	3,422	22,456	10,266	36,144
Vesting of Class B units for asset management services	—	12,917	—	12,917
Depreciation and amortization	28,943	31,713	32,606	93,262
Interest expense	5,543	7,108	7,942	20,593
Income from preferred equity investment, investment securities and interest income	(300)	(495)	(320)	(1,115)
Loss (gain) on sale of investment securities	—	(335)	464	129
Fair value of listing note	—	58,150	(1,750)	56,400
Adjusted EBITDA	30,582	33,408	36,408	100,398
Operating fees to affiliates	—	2,352	2,711	5,063
General and administrative	1,928	2,771	3,175	7,874
NOI	32,510	38,531	42,294	113,335
Amortization of above or accretion of below market lease intangibles, net	95	94	98	287
Straight-line rent	(1,930)	(2,659)	(3,080)	(7,669)
Cash NOI	$30,675	$35,966	$39,312	$105,953

Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $33.5 million. Excluding the Merger, in the normal course of business, our principal demands for funds would continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital would be proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities from our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations (if any). Through future acquisitions and the stabilization of our current investment portfolio, we would expect to increase the amount of cash flow generated from operating activities in future periods. Furthermore, we would have anticipated increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow would positively impact the amount of funds available for dividends.
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
Pursuant to the Merger Agreement, all Merger related fees, other than fees and expenses arising from any litigation, the obtainment of consents, debt prepayment penalties, defeasance costs, breakage costs, indemnification of liabilities (excluding liabilities to the Advisor or SLP), and accounting expenses, are capped at $23.6 million. During the three and nine months ended September 30, 2014, the Company incurred $7.8 million and $13.1 million related to the Merger.
Principal Sources of Funds
Capital Markets
In February 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. We closed our IPO in April 2013 and we operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on the NASDAQ Global Select Market ("NASDAQ") under the symbol "HCT."
On April 11, 2014, we filed a universal shelf registration statement that was declared effective. Pending the Merger, we intend to maintain the universal shelf registration statement.

Availability of Funds from Credit Facility
On July 24, 2013, we entered into an unsecured amended and restated credit agreement (the "Amended Facility"). The Amended Facility allows for total borrowings of up to $755.0 million with a $500.0 million term loan component and a $255.0 million revolving loan component, and with a subfacility for letters of credit of up to $25.0 million. The Amended Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate term loan borrowings under the Amended Facility to up to $750.0 million and the aggregate revolving loan borrowings to up to $450.0 million, or up to $1.2 billion of total borrowings. The term loan component and the revolving loan component of the Amended Facility matures in July 2018 and July 2016, respectively.
On January 23, 2014, we entered into the first amendment to the Amended Facility (the "First Amendment"), which permits us to make a maximum of five borrowings of term loans from the period beginning July 24, 2013 to July 24, 2014 (the "Term Loan Commitment Period") in an aggregate principal amount which decreases over time as follows: for the period beginning July 24, 2013 to January 24, 2014, $500.0 million; for the period beginning January 25, 2014 to April 24, 2014, $400.0 million; and for the period beginning April 25, 2014 to July 24, 2014, $200.0 million. Additionally, under the First Amendment, we may from time to time, at our option, increase the total term loan commitment up to an amount not to exceed the sum of $750.0 million plus the amount of the initial term loan commitment not borrowed during the Term Loan Commitment Period.
On April 7, 2014, we entered into the second amendment to the Amended Facility (the "Second Amendment"). The Second Amendment, among other things, (i) permitted the issuance of the Listing Note to the SLP following the Listing, (ii) modified the distribution covenant to account for the suspension of our distribution reinvestment plan (the "DRIP"); (iii) permitted the issuance of LTIP units to the Advisor and (iv) modified certain other terms of the Amended Facility to allow us to make additional restricted payments, including the Tender Offer.
As of September 30, 2014, the balance under the Amended Facility was $619.4 million, with a weighted average interest rate of 1.8%. Our unused borrowing capacity was $54.3 million, based on the assets assigned to the Amended Facility as of September 30, 2014. Availability of borrowings is based on a pool of eligible unencumbered real estate assets. We may use proceeds from our Amended Facility to fund future acquisitions.
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
Reimbursement of Advisor's Expenses
We reimburse the Advisor for costs and expenses of providing services, subject to the limitations defined in our charter and advisory agreement. No reimbursement was incurred from the Advisor or paid by us for providing administrative services for the three and nine months ended September 30, 2014 or 2013. The lack of reimbursement to the Advisor of its expenses improves our operating cash flows and our ability to pay dividends from operating cash flows.
Principal Uses of Funds
Acquisitions
As of September 30, 2014, we owned 153 properties and one preferred equity investment. Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  We currently have $27.3 million of assets under contract. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing. We intend to use advances from our Amended Facility to fund acquisitions.
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

Leasing Activity and Capital Expenditures
During the three months ended September 30, 2014, we renewed 24.7% of leases set to expire during such period, which represented 3,178 rentable square feet.  We also executed two new leases in our medical office buildings segment, representing 11,108 rentable square feet during the three months ended September 30, 2014. As of September 30, 2014, we had a 96.8% occupancy rate in our medical office buildings segment.
Recurring and nonrecurring capital expenditures, which include tenant and building improvements was $2.5 million for the nine months ended September 30, 2014.
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. On December 10, 2011, our board of directors authorized, and we declared dividends payable to stockholders of record each day during the applicable period at a rate equal to $0.0018630137 per day, or $0.68 annually, per share of common stock beginning January 1, 2012. Prior to April 1, 2014, our dividends were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Following the Listing, dividends are paid to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month, in the amount of $.0567 per month, or $0.68 annually. Dividend payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Effective March 30, 2014, the board of directors approved the suspension of the DRIP.
During the nine months ended September 30, 2014, dividends paid to common stockholders totaled $89.1 million, inclusive of $22.3 million of dividends that were reinvested through the DRIP. During the nine months ended September 30, 2014, cash used to pay our dividends was primarily generated from cash flows from operations, common stock issued under the DRIP/offering proceeds, and proceeds from financings.
The following table shows the sources for the payment of dividends to common stockholders:

	Three Months Ended						Nine Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Dividends(1):
Dividends paid in cash	$13,818		$24,303		$28,745		$66,866
Dividends reinvested	16,533		5,721		—		22,254
Total dividends	$30,351		$30,024		$28,745		$89,120

Sources of dividend coverage:
Cash flows provided by operations	$13,818	46%	$22,415	75%	$16,917	59%	$53,150	60%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Common stock issued under the DRIP / offering proceeds	16,533	54%	5,721	19%	—	—%	22,254	25%
Proceeds from financings	—	—%	1,888	6%	11,828	41%	13,716	15%
Total sources of dividends	$30,351	100%	$30,024	100%	$28,745	100%	$89,120	100%

Cash flows provided by operations (GAAP basis) (2)	$22,913		$13,320		$16,917		$53,150
Net loss attributable to stockholders (in accordance with GAAP)	$(7,035)		$(97,289)		$(12,121)		$(116,445)
___________________

(1)	Excludes dividends on unvested restricted stock, Class B units and OP units.

(2)	Cash flows provided by operations for the nine months ended September 30, 2014 include acquisition and transaction related expenses of $36.1 million.

The following table compares cumulative dividends paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from August 23, 2010 (date of inception) through September 30, 2014:

For the Period from August 23, 2010 (date of inception) to
(In thousands)	September 30, 2014
Dividends paid:
Common stockholders in cash	$120,134
Common stockholders pursuant to DRIP/offering proceeds	79,974
Total dividends paid	$200,108

Reconciliation of net loss:
Revenues	$358,772
Acquisition and transaction related	(62,598)
Depreciation and amortization	(181,573)
Other operating expenses	(224,313)
Other non-operating expenses	(45,147)
Net income attributable to non-controlling interests	1,463
Net loss attributable to stockholders (in accordance with GAAP) (1)	$(153,396)

Cash flows provided by operations	$111,792

FFO	$25,866
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Share Repurchases
Our board of directors had adopted a Share Repurchase Program ("SRP") that had enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were permitted, subject to certain conditions, to repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such purchase. On March 30, 2014, the board of directors approved the termination of our SRP. We processed all of the requests received under the SRP for the first quarter of 2014 and did not and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and through the end of the program on March 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Requests made in 2014	22	69,476	9.85
Cumulative repurchase requests as of the end of the program	144	456,444	$9.79
Listing and Tender Offer
On April 7, 2014, we commenced the Tender Offer. The Tender Offer closed on May 5, 2014 and we purchased 13.6 million shares of our common stock at a price of $11.00 per share, for an aggregate of $150.1 million, excluding fees and expenses related to the Tender Offer of $1.3 million and including fractional shares repurchased thereafter. We funded the Tender Offer using a draw on our Amended Facility.

Loan Obligations
As of September 30, 2014, we had mortgage notes payable of $303.8 million with a weighted average interest rate of 5.2%. The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and credit facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2014. These minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of September 30, 2014, the outstanding mortgage notes payable and loans under the credit facility had weighted average effective interest rates of 5.2% and 1.8%, respectively, and a weighed average maturity of 3.4 years.

		October 1, 2014 — December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$303,831	$393	$34,873	$228,374	$40,191
Interest on mortgage notes payable	52,275	3,916	30,401	12,164	5,794
Credit facility	619,400	—	119,400	500,000	—
Interest on credit facility	37,759	2,774	21,113	13,872	—
Lease rental payments due	26,286	167	1,261	1,305	23,553
Kenosha purchase obligation (1)	3,033	3,033	—	—	—
	$1,042,584	$10,283	$207,048	$755,715	$69,538
______________________
(1) We entered into a construction advance agreement and purchase and sale agreement to initially fund the construction of, and subsequently purchase upon construction completion and rent commencement, a medical office building in Kenosha, Wisconsin for $24.5 million. As of September 30, 2014, we have funded $1.7 million and $19.7 million for the land and construction in progress, respectively.
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
As of September 30, 2014, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $307.4 million and a fair value of $316.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $8.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $8.4 million.
At September 30, 2014 our variable-rate credit facility had a carrying and fair value of $619.4 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $6.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in "Note 14 — Commitments and Contingencies" of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
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
We and our board of directors, among others, have been named as defendants in thirteen class action lawsuits brought by purported shareholders, generally alleging that our board of directors breached their fiduciary duties of loyalty, due care, independence, good faith, and fair dealing in their decision to pursue the Merger, and that our board of directors improperly agreed to impermissible "deal protection" devices in the Merger Agreement. The plaintiffs generally seek to enjoin the defendants from proceeding with or consummating the Merger and, to the extent that the Merger is implemented before relief is granted, plaintiffs seek to have the Merger rescinded. The plaintiffs also seek money damages and attorneys' fees.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Equity Securities
In accordance with the advisory agreement, the Advisor was issued 1,360,362 Class B units by the OP in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Class B units vest upon the achievement of an economic hurdle and certain other performance conditions. On April 7, 2014, we deemed the achievement of the performance condition probable and the Class B units were converted to OP units on a one-to-one basis.
Additionally, the Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 7, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.
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

Use of Proceeds from Sales of Registered Securities
In February 2011, we commenced our initial public offering on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement (File No. 333-169075) initially filed with the SEC on August 27, 2010 under the Securities Act of 1933, as amended, and declared effective on February 18, 2011. We closed our IPO in April 2013. As of September 30, 2014, we have issued 169.3 million shares of our common stock, including unvested restricted shares and shares issued under the DRIP. As of September 30, 2014 we had received $1.7 billion of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP, net of repurchases and the Tender Offer. We operated as a non-traded REIT through April 6, 2014. On April 7, 2014, we listed our common stock on the NASDAQ Global Select Market under the symbol "HCT".
On April 11, 2014, we filed a universal shelf registration statement that was declared effective.
We used the net proceeds from our IPO, net of cumulative offering costs of $197.5 million, primarily to acquire a diversified portfolio of income producing real estate properties, focusing predominately on medical office buildings and healthcare-related facilities. As of September 30, 2014, we have used the net proceeds from our IPO, credit facility, and debt financings to purchase 153 properties and one preferred equity investment with an aggregate contract purchase price of $2.2 billion, excluding acquisition fees and expenses.
Issuer Purchases of Equity Securities
On March 30, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter and did not and will not process further requests. The following table reflects the number of shares repurchased under the Company's SRP through the end of the program on March 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	122	386,968	$9.77
Requests made in 2014	22	69,476	9.85
Cumulative repurchase requests as of the end of the program	144	456,444	$9.79
The Tender Offer closed on May 2, 2014 and we purchased 13.6 million shares of our common stock at a price of $11.00 per share for an aggregate of $150.1 million, excluding related fees and expenses related to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using a draw on our Amended Facility.
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
Edward F. Lange
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Date: October 31, 2014

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.2 (3)
Agreement and Plan of Merger, dated as of June 1, 2014, by and among American Realty Capital Healthcare Trust, Inc., Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP and American Realty Capital Healthcare Trust Operating Partnership, L.P.

2.3(5)
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2014, by and among American Realty Capital Healthcare Trust, Inc., Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP and American Realty Capital Healthcare Trust Operating Partnership, L.P.

3.1(1)	Amended and Restated Bylaws of American Realty Capital Healthcare Trust, Inc., dated April 7, 2014
4.1(1)	Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare Trust Operating Partnership, L.P., dated April 7, 2014
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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014.

(4)	Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2014.